Form 10-Q
period 1996-09-06
PINKERTONS INC
filed 1996-10-18
CIK 78666

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 6, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission File Number: 1-11841

                               PINKERTON'S, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                               13-5318100
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

       15910 Ventura Boulevard, Suite 900, Encino, California   91436-2810
            (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code: (818) 380-8800


                                Not Applicable
(Former name, former address, and formal fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on October 4, 1996 was 8,358,657.

===============================================================================

                      PINKERTON'S, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX

                                                                PAGE NO.
                                                                --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

  Consolidated Balance Sheets-
    September 6, 1996 and December 29, 1995......................   3

  Consolidated Statements of Earnings-
    For the Quarters and Nine Periods Ended September 6, 1996
    and September 8, 1995........................................   4

  Consolidated Statements of Cash Flows-
    For the Nine Periods Ended September 6, 1996 and
    September 8, 1995............................................   5

  Notes to Consolidated Financial Statements.....................   6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations......   7-9

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...................   10

Signatures.......................................................   11

                        PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                      Pinkerton's, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                             September 6,
                                                                                 1996                  December 29,
                ASSETS                                                       (Unaudited)                   1995
                                                                             -----------               ------------
Current assets:
  Cash and cash equivalents                                                   $ 14,995                   $ 20,215
  Investment in marketable securities                                           20,091                     19,396
  Accounts receivable (includes unbilled amounts of
    $26,712 in 1996 and $28,981 in 1995)                                       129,429                    113,127
    Less allowance for doubtful receivables                                      2,876                      2,881
                                                                              --------                   --------
                                                                               126,553                    110,246
                                                                              --------                   --------

  Inventory                                                                      2,684                      2,516
  Prepaid expenses and taxes                                                     8,587                     13,762
  Deferred income taxes                                                          7,335                      6,836
                                                                              --------                   --------
       Total current assets                                                    180,245                    172,971
                                                                              --------                   --------

Equipment and leasehold improvements, net of
  accumulated depreciation & amortization of
  $25,840 in 1996 and $21,619 in 1995                                           14,477                     14,017

Other assets:
  Intangible assets, net                                                        57,993                     60,895
  Deferred income taxes                                                         25,418                     23,612
  Other                                                                         18,462                     15,849
                                                                              --------                   --------
                                                                               101,873                    100,356
                                                                              --------                   --------
                                                                              $296,595                   $287,344
                                                                              ========                   ========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $  7,302                   $  7,304
  Accrued liabilities                                                           72,238                     66,867
  Income taxes payable                                                           2,068                          -
  Current maturities of long-term debt                                           8,575                      8,575
                                                                              --------                   --------
       Total current liabilities                                                90,183                     82,746
                                                                              --------                   --------

Accrued retirement benefits and other non-current liabilities                   58,920                     56,598

Long-term debt, less current maturities                                         25,700                     34,275

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                                                    -                         15
  Common stock                                                                       8                          8
  Additional paid-in capital                                                    74,686                     74,463
  Other adjustments                                                             (9,166)                    (9,238)
  Retained earnings                                                             56,264                     48,477
                                                                              --------                   --------
                                                                               121,792                    113,725
                                                                              --------                   --------
                                                                              $296,595                   $287,344
                                                                              ========                   ========

See accompanying notes to consolidated financial statements.

                      Pinkerton's, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                     (In thousands, except per share data)

                                             For the Quarter Ended                               For the Nine Periods Ended
                                   -------------------------------------------           -----------------------------------------
                                   September 6, 1996         September 8, 1995           September 6, 1996       September 8, 1995
                                   -----------------         -----------------           -----------------       -----------------
Service revenues                        $207,496                $197,942                      $608,450               $591,705

Cost of services                         179,938                 175,707                       533,716                531,159
                                        --------                --------                      --------               --------

Gross profit                              27,558                  22,235                        74,734                 60,546

Operating expenses                        19,145                  14,410                        53,384                 41,832
Amortization of intangible assets          2,102                   2,042                         6,352                  5,977
                                        --------                --------                      --------               --------

Operating profit                           6,311                   5,783                        14,998                 12,737

Other (income) deductions:
   Interest income                          (621)                   (498)                       (1,696)                (1,980)
   Interest expense                          987                   1,141                         3,359                  3,853
   Other                                       -                       -                        (1,962)                     -
                                        --------                --------                      --------               --------
                                             366                     643                          (299)                 1,873
                                        --------                --------                      --------               --------

Income before income taxes                 5,945                   5,140                        15,297                 10,864

Provision for income taxes                 2,914                   3,166                         7,510                  5,856
                                        --------                --------                      --------               --------
Net income                              $  3,031                $  1,974                      $  7,787               $  5,008
                                        ========                ========                      ========               ========
Net income per common share             $    .36                $    .24                      $    .92               $    .60
                                        ========                ========                      ========               ========

Weighted average common
shares and common share
equivalents outstanding                    8,537                   8,333                         8,502                  8,323
                                        ========                ========                      ========               ========

See accompanying notes to consolidated financial statements.

                      Pinkerton's, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (In thousands)


                                                                       For the Nine Periods Ended
                                                              ---------------------------------------------
                                                              September 6, 1996           September 8, 1995
                                                              -----------------           -----------------
Operating Activities:
  Net income                                                      $  7,787                    $  5,008
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of intangible assets                                  6,352                       5,977
  Depreciation and other amortization                                4,556                       4,080
  Provision for losses on doubtful receivables                         914                       1,009

Changes in assets, liabilities and stockholders' equity:
  Accounts receivable                                              (14,598)                     (3,882)
  Inventory                                                            377                        (538)
  Prepaid expenses and taxes                                         5,158                       2,276
  Deferred income taxes                                             (2,354)                     (3,395)
  Other assets                                                      (2,537)                     (1,015)
  Accounts payable                                                    (542)                       (648)
  Accrued and other non-current liabilities                          6,436                       2,187
  Income taxes payable                                               2,068                           -
  Foreign currency revaluation of net assets                            38                         384
                                                                  --------                    --------
    Net cash provided by operating activities                       13,655                      11,443
                                                                  --------                    --------

Investing Activities:
  Purchase of marketable securities                                (19,077)                    (44,063)
  Sales/redemptions of marketable securities                        18,382                      33,915
  Purchase of equipment and leasehold improvements                  (4,688)                     (3,585)
  Payments for net assets of acquired businesses, net
    of cash acquired                                                (5,125)                     (3,234)
                                                                  --------                    --------

    Net cash (used in) investing activities                        (10,508)                    (16,967)
                                                                  --------                    --------

Financing Activities:
  Principal repayment of long-term debt                             (8,575)                     (8,575)
  Exercise of stock options                                            223                         270
  Redemption of preferred stock                                        (15)                         (1)
                                                                  --------                    --------
    Net cash (used in) financing activities                         (8,367)                     (8,306)
                                                                  --------                    --------
    Net (decrease) in cash                                          (5,220)                    (13,830)

Cash and cash equivalents at beginning of year                      20,215                      27,744
                                                                  --------                    --------

Cash and cash equivalents at end of period                        $ 14,995                    $ 13,914
                                                                  ========                    ========

See accompanying notes to consolidated financial statements.

                      Pinkerton's, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Presentation of Financial Information

The consolidated financial statements included herein have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarters and nine periods ended September 6, 1996 and September 8, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these consolidated financial statements are adequate to make the information presented not misleading.

The following material is written with the presumption that the users of the interim financial statements have read or have access to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 1995 and the Company's 1995 Annual Report to Stockholders. The 1995 Annual Report contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 29, 1995 and for the year then ended. The results of operations for the fiscal quarters and nine periods ended September 6, 1996 and September 8, 1995 are not necessarily indicative of the results for a full year.

(2)    Accounting Cycle

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods generally consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

(3)    Other Income

During the second quarter of 1996, the Company entered into an agreement with the previous owner related to the acquisition of Pinkerton's, Inc. by California Plant Protection, Inc. in 1988. As a result of this agreement, the Company received a cash payment of $5.2 million in the second quarter of 1996. Of this amount, $3.2 million represents a recovery of income and other taxes paid on behalf of the previous owner and recorded in the balance sheet; the remaining amount of $2.0 million was recorded as other income in the second quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Nine Periods Ended September 6, 1996.

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

Results of Operations

Service Revenues -

The Company's service revenues increased by $9.6 million, or 4.9%, from $197.9 million in the third quarter of 1995 to $207.5 million in the third quarter of 1996. For the nine periods ended September 6, 1996 and September 8, 1995, service revenues increased by $16.7 million, or 2.8%, from $591.7 million in 1995 to $608.4 million in 1996.

Domestic Service Revenues -

The Company's domestic service revenues increased by $6.3 million, or 3.8%, from $165.9 million in the third quarter of 1995 to $172.2 million in the third quarter of 1996. The increase in the third quarter reflects the acquired revenues of systems integration businesses of $6.0 million and service revenue increases of $0.3 million. For the nine periods ended September 6, 1996 and September 8, 1995, domestic service revenues increased by $10.8 million, or 2.2%, from $498.4 million in 1995 to $509.2 million in 1996. The increase in the nine periods reflects acquired revenues of systems integration businesses of $18.3 million and service revenue decreases of $7.5 million. The year-to-date service revenue decrease occurred primarily as a result of an active program since 1994 to improve profitability by eliminating unprofitable accounts. The Company believes this program was essentially completed at the end of the second fiscal quarter, however, the effect of this program on year-to-year comparisons of revenue will continue into 1997.

International Service Revenues -

Service revenues of the Company's international operations increased by $3.3 million, or 10.3%, from $32.0 million in the third quarter of 1995 to $35.3 million in the third quarter of 1996. For the nine periods ended September 6, 1996 and September 8, 1995, service revenues of the Company's international operations increased by $5.9 million, or 6.3%, from $93.3 million in 1995 to $99.2 million in 1996. The increase in the third quarter reflects $4.8 million of additional business offset by foreign currency exchange reductions of $1.5 million. The increase for the nine periods primarily results from $9.3 million of additional business offset by foreign currency exchange reductions of $3.4 million.

Cost of Services and Gross Profit -

The Company's cost of services increased by $4.2 million, or 2.4%, from $175.7 million in the third quarter of 1995 to $179.9 million in the third quarter of 1996. Cost of services in the first nine periods of 1996 increased by $2.5 million, or 0.5%, from $531.2 million in 1995 to $533.7 million in 1996. These increases were primarily due to payroll and related expenses accompanying the increase in service revenues and acquired revenues of system integrators described above, reduced by cost efficiencies resulting from the Company's ongoing efforts to reduce the cost of services.

Gross profit as a percentage of service revenues increased from 11.2% in the third quarter of 1995 to 13.3% in the third quarter of 1996. For the nine periods ended September 6, 1996 and September 8, 1995, the gross profit percentage increased from 10.2% in 1995 to 12.3% in 1996. These increases reflect the changes in cost of services discussed above. Gross profit was also favorably impacted by the inclusion of the Company's security systems integration operations, which typically experience higher gross margins than the Company's security service operations.

Operating Expenses -

Operating expenses increased by $4.7 million, or 32.6%, from $14.4 million in the third quarter of 1995 to $19.1 million in the third quarter of 1996. For the nine periods ended September 6, 1996 and September 8, 1995, operating expenses increased by $11.6 million, or 27.8%, from $41.8 million in 1995 to $53.4 million in 1996. As a percentage of service revenues, operating expenses were 9.2% and 8.8% respectively, for the quarter and nine periods ended September 6, 1996, and 7.3% and 7.1%, respectively, for the comparable 1995 periods. The increased operating expense percentage reflects the operations of the Company's security systems integration service operations which have both higher gross profit margins and operating expenses than the Company's security service operations. Operating expenses also reflect the Company's ongoing expenditures for quality processes and training programs implemented to enhance customer value.

Amortization -

Amortization of intangible assets increased by $0.1 million from $2.0 million in the third quarter of 1995 to $2.1 million in the third quarter of 1996. For the nine periods ended September 6, 1996 and September 8, 1995, amortization increased $0.4 million from $6.0 million in 1995 to $6.4 million in 1996. This reflects additional amortization of intangible assets arising from acquisitions made after the third quarter of 1995.

Operating Profit -

Operating profit was $6.3 million, or 3.1% of service revenues, for the third quarter of 1996 as compared to $5.8 million, or 2.9% of service revenues, for the same period last year. For the nine periods ended September 6, 1996, operating profit was $15.0 million, or 2.5% of service revenues, as compared to $12.7 million, or 2.2% of service revenues, in the corresponding 1995 period. Operating profit increased due to improved gross profit margins, partially offset by an increase in operating expenses discussed above.

Other Income

During the second quarter of 1996, the Company entered into an agreement with the previous owner related to the acquisition of Pinkerton's, Inc. by California Plant Protection, Inc. in 1988. As a result of this agreement, the Company received a cash payment of $5.2 million in the second quarter of 1996. Of this amount, $3.2 million represents a recovery of income and other taxes paid on behalf of the previous owner and recorded in the balance sheet; the remaining amount of $2.0 million was recorded as other income in the second quarter of 1996.

Income Taxes -

The effective tax rate for the nine periods ended September 6, 1996 was 49.1% as compared to 53.9% in 1995. The lower tax rate in 1996 is primarily attributable to a lesser amount of non-U.S. losses for which no tax benefit is available.

Financial Condition

Capital Resources and Liquidity

At September 6, 1996, the Company had $15.0 million in cash, a decrease of $5.2 million from December 29, 1995; and $20.1 million in marketable securities, a $0.7 million increase from December 29, 1995. Net cash provided by operating activities of $13.7 million was reduced by $10.5 million of net cash payments relating to investing activities and $8.4 million of net cash payments relating to financing activities. The Company's principal investing activities during the first nine periods of 1996 were net purchases of marketable securities ($0.7 million), acquisitions ($5.1 million), and purchases of computer and other equipment ($4.7 million). The Company's principal financing activities during the first nine periods of 1996 were an annual principal installment of $8.6 million reducing the Company's long-term debt, and $0.2 million of cash receipts related to the exercise of stock options.

The Company has an acquisitions program intended to implement its strategy to become a world-class, global security solutions provider. The Company also has an ongoing program to replace capital equipment as required. Both of these activities will continue for at least the balance of 1996.

Pinkerton's cash needs during the first six months of each year are greater because of higher payroll taxes. In addition, the Company is required to make annual principal payments of approximately $8.6 million (in the month of June) through the year 2000 in repayment of its long-term debt. The principal and interest payments due in June 1996 occurred in the Company's third fiscal quarter. A semi-annual interest payment of approximately $1.8 million related to the long-term debt is due in December 1996.

The Company has an unsecured revolving credit facility with a group of banks for borrowings up to $70.0 million, of which $50.0 million may be letters of credit. The facility also provides for a possible increase up to $100.0 million of borrowings (of which $50.0 million may be letters of credit) upon certain conditions. No cash borrowings have been made during 1996. At September 6, 1996 no amounts were outstanding under the cash borrowing facility and $38.9 million in letters of credit had been issued by the Company to secure obligations under the Company's self-insurance programs.

The Company believes existing liquid resources, cash generated from operations and funds available under the revolving credit facility are sufficient for its acquisition program and operating and capital requirements during the next 12 months. The Company also has access to capital markets, if necessary, to raise funds for additional working capital, capital spending, acquisitions and other investments for business growth.

                        PART II.     OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibits

            10.1 Amendment No. 4 to the Employment Agreement between Denis R. Brown and the Registrant, dated July 1, 1996

            11.   Computation of Earnings Per Share (Unaudited)

            27.   Financial Data Schedule

   (b)    Reports on Form 8-K

          None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PINKERTON'S, INC.


Date: October 16, 1996                  BY: /s/ JAMES P. McCLOSKEY
                                            -----------------------------
                                                 James P. McCloskey
                                        ITS: Executive Vice President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)


Date: October 16, 1996                  BY: /s/ STEVEN A. LINDSEY
                                            ----------------------------
                                                  Steven A. Lindsey
                                        ITS:          Controller
                                             (Principal Accounting Officer)