Form 10-K405
period 1996-12-27
PINKERTONS INC
filed 1997-03-14
CIK 78666

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                    _______
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED           DECEMBER 27, 1996
                         ------------------------------------------
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM ____________________ TO _______________________

COMMISSION FILE NUMBER:  1-11841
                               PINKERTON'S, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                               13-5318100
(STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

       15910 VENTURA BOULEVARD, SUITE 900, ENCINO, CALIFORNIA 91436-2810
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 380-8800
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                               ---    ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 28, 1997 WAS $147,252,205 (EXCLUDING STOCK HELD BY DIRECTORS AND EXECUTIVE OFFICERS WITHOUT DETERMINING AFFILIATE STATUS).

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING ON FEBRUARY 28, 1997 WAS 8,363,355.

                     DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S 1996 ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 27, 1996 ARE INCORPORATED BY REFERENCE IN PARTS I AND II HEREOF. WITH THE EXCEPTION OF THOSE PORTIONS WHICH ARE EXPRESSLY INCORPORATED BY REFERENCE IN THE ANNUAL REPORT ON FORM 10-K, THE REGISTRANT'S 1996 ANNUAL REPORT TO STOCKHOLDERS IS NOT DEEMED FILED AS PART OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PRIOR TO THE EXPIRATION OF 120 DAYS AFTER DECEMBER 27, 1996, IN CONNECTION WITH THE REGISTRANT'S ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 24, 1997, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

================================================================================

                                    PART I

ITEM 1.   BUSINESS

GENERAL

Pinkerton's, Inc. (with its consolidated subsidiaries, "Pinkerton" or the "Company") is one of the world's leading providers of contract security and security-related services. The Company, which was founded in 1850 by the original "private eye," Allan Pinkerton, provides uniformed security officer services to more than 5,000 industrial, commercial and governmental clients domestically and internationally, including approximately half of the United
States "Fortune 1000" companies.   In addition to security officer services,
Pinkerton provides security systems design and integration services, security consulting, pre-employment background verification and assessment services, general, undercover and specialized investigations, and patrol and alarm response services. The Company operates more than 220 offices in the United States, Canada, Mexico, Europe and Asia and has more than 45,000 employees.

Pinkerton is primarily the result of the combination of the businesses of California Plant Protection, Inc. ("CPP"), founded as a merchant patrol service in 1947, and Pinkerton's, Inc., founded in 1850 as an investigation service. By the end of 1987, CPP had grown to become the fourth largest security officer service company in the United States. CPP acquired Pinkerton in January 1988 from American Brands, Inc. Immediately prior to the acquisition, Pinkerton was the second largest supplier of security officer services in the United States and one of the largest national and international investigation companies. As a consequence of its long and sometimes colorful history, Pinkerton has become one of the best-known security companies in the world. Immediately after the acquisition, CPP merged with and into Pinkerton.

In 1996 Pinkerton made progress towards its strategy of being a world-class, global security solutions provider. The Company made progress in building its security systems integration business, a keystone of this strategy, by acquiring four regional systems integrators in 1996 and another in January 1997.
Pinkerton is now the largest independent security systems integrator in the United States and continues to seek acquisitions to build this capability nationwide. Pinkerton also acquired the security operations of Select Security, Inc. in Canada in 1996, and on January 1, 1997 acquired WKD Security GmbH, a security service provider in Germany. To broaden the spectrum of services and products provided by Pinkerton, the Company established several strategic alliances with companies having expertise in areas such as electronic data and computer network security and workplace violence and crisis management. During 1996 the Company also launched a variety of initiatives intended to make total quality and continuous improvement a permanent way of life at Pinkerton.

The Company was incorporated in 1925 in the State of Delaware. The Company's principal executive offices are located at 15910 Ventura Boulevard, Suite 900, Encino, California 91436-2810; its telephone number is (818) 380-8800.

MARKET OVERVIEW

Industry research firms have categorized the United States security services market into the following segments: security officer and investigation services, armored car services, central station monitoring services, and security consulting and other services. Security officer and investigation services is the oldest and largest segment of the security industry. Services in this market segment include armed and unarmed security officer and patrol services and various types of investigation services, including background, undercover, insurance claims, financial fraud and other investigations. These services are often characterized as either "proprietary" or "contract." Under proprietary arrangements, users of the services employ, schedule and manage their own security officers and investigators. In contrast, contract services are provided by independent security officer and investigation service companies such as Pinkerton to end users pursuant to contracts.

The Company believes that it offers the broadest array of security and security-related services and products in its industry. The Company promotes the concept of "one-stop shopping" as an advantage to clients.

SECURITY OFFICER SERVICES

Pinkerton's principal business consists of providing security officer services to a wide variety of industrial, commercial and retail businesses, hospitals, governmental units and promoters of special events. Security services include the furnishing of uniformed security officers and other personnel to perform services associated with physical security and protection. Depending on the needs of the client, security officers are on hand, often around-the-clock, to provide facility security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards. In addition, Pinkerton security officers respond to emergency situations and report fires, intrusions, natural disasters, work accidents and medical crises to appropriate authorities. Pinkerton services automated teller machines and provides specialized vehicle patrol and inspection services and alarm monitoring and response services. Although Pinkerton supplies both armed and unarmed security officers, the vast majority are unarmed.

Security officer services are generally provided under specific contracts in which Pinkerton assumes responsibility to employ, schedule and pay all security officers and to provide uniforms, equipment, training, supervision, fringe benefits, bonding and workers' compensation insurance. Pinkerton customarily charges its clients for its services at an hourly rate per person. The contract may provide for a fixed or variable hourly rate. Contracts between Pinkerton and its clients are frequently the result of competitive bidding. Most contracts extend for one year but are often terminable on relatively short notice (usually 30-90 days) by either party.

In fiscal years 1994, 1995 and 1996, security officer services accounted for approximately 96%, 96% and 92%, respectively, of the Company's revenues.

SECURITY SYSTEMS INTEGRATION SERVICES

Pinkerton integrates diverse electronic security systems, such as access control, closed circuit television, alarm monitoring and digital badging, into a coherent interrelated operating system that enhances security and automates alarm response. The Company also provides ongoing maintenance of such systems. Pinkerton has supplier and distribution agreements with the manufacturers of the equipment that the Company believes best meets client needs. The equipment used by Pinkerton is widely available from several suppliers. Management believes that, in order to service an installed security system effectively, a service provider must be located within a three to four hour drive of the client. Pinkerton currently provides these services in many, but not all, regions in the United States, and in some international areas. The Company expects to continue to expand these services by growing internally and by acquiring additional regional security systems integration companies in order to assemble nationwide capabilities.

ALARM MONITORING SERVICES

Through its Advanced Technology Center, located near Atlanta, Georgia, Pinkerton provides alarm monitoring services. Such services primarily involve remote monitoring of security systems, event monitoring and service automation. The center can monitor many types of electronic systems, such as credit card blocking, card access systems for office buildings and emergency telephones in elevators.

SECURITY CONSULTING SERVICES

Pinkerton provides security consulting services worldwide. These services include security surveys, assessments, contingency and crisis planning, design and engineering services including computer-aided designs and specifications and systems design. Pinkerton also provides project management services, including quality assurance, construction and budget management and technical documentation. The

Company's risk assessment service provides daily, weekly and monthly assessments of international travel and asset risk related to terrorism, crime and political instability

INVESTIGATION AND OTHER SECURITY-RELATED SERVICES AND PRODUCTS

Pinkerton provides investigation services to a diverse array of businesses, including general and undercover investigations as well as insurance and other fraud investigations, surveillance, personal background checks, mystery shopping, business due diligence investigations and intellectual property infringement investigations. Pinkerton also provides workplace violence prevention and management services as well as investigations related to kidnap and ransom and product contamination incidents.

Pinkerton usually offers investigation services to clients on a specific project basis and charges its clients an hourly rate for services performed. Pinkerton occasionally performs such services on a retainer or fixed fee basis. Most agreements between Pinkerton and its clients covering investigation services provide that Pinkerton or the client may terminate their relationship at any time. Pinkerton, as a matter of Company policy, does not perform divorce or political investigations or generally work on behalf of plaintiffs in civil litigation or defendants in criminal litigation.

PRE-EMPLOYMENT AND WORKPLACE SERVICES

Pinkerton provides anonymous employee reporting, security and safety incident tracking, integrity testing, employee awareness programs, pre-employment background verifications and assessment services for employee selection, such as attitude surveys. Clients can obtain software from Pinkerton that enables the client to send background verification requests and retrieve results on-line from its own PCs. These services are proactive security solutions designed to prevent rather than react to security breaches.

STRATEGIC ALLIANCES

The Company has entered into strategic alliances with other companies that allow Pinkerton to provide its clients with an even broader spectrum of security-related services. Through these relationships, Pinkerton can provide clients with crisis prevention and management services, computer network security and related consulting services.

SALES

Pinkerton organizes its operations into domestic and international regions. The Company markets and cross-sells its security and security-related services and products both through its individual district offices worldwide and through its separate marketing and sales organizations.

COMPETITION

The market for all of Pinkerton's services is highly fragmented and competitive. Domestically, there are approximately ten national security officer and investigation service companies, of which Pinkerton believes it is the second largest on the basis of annual revenue. The Company also competes with large national and multinational security officer companies in certain of its overseas markets and with numerous smaller regional and local companies providing similar services in the United States and international markets.

In 1996 Pinkerton became the largest independent security systems integrator in the United States on the basis of annual revenue. There are no other national, independent security systems integrators. However, there are many security product manufacturers that sell and install their own manufactured products and, to various degrees, integrate them with other products; and there are numerous smaller regional and local security systems installers and integrators in the United States and international markets.

Competition in the security officer service industry and in the Company's other service areas is intense and is based primarily on price in relation to the quality of service; the scope of services performed; the extent and quality of security officer supervision, recruiting, selection and training; and local and/or national reputation.

CUSTOMERS

The Company provides services to more than 5,000 industrial, commercial and governmental, including approximately half of the United States "Fortune 1000" companies. Internationally, the Company provides security officer and investigation services to firms in the financial, manufacturing, retail and transportation areas, as well as the United States and foreign governments. The Company's largest client, General Motors Corporation, contracts for over 120,000 security officer hours per week. Total revenue under this contract accounted for approximately 13% of the Company's revenue in 1996. The loss of sales to any single client, with the exception of General Motors, would not have a material adverse effect on the Company. The Company's agreements to supply contract security to General Motors currently extend to 1999.

EMPLOYEES

Pinkerton believes that the quality of its security officers is key to its ability to offer world-class service. Pinkerton subjects each security officer candidate to a selection process involving an integrity and work ethic test, a structured computer-assisted employment interview, a ten-step background verification and records check and a drug test. Pinkerton managers are screened carefully through a series of interviews, a background verification and a records check.

Pinkerton's training efforts consist of providing employees with field manuals, training films, tests, client-specific operating instructions and weekly recorded telephone updates. All security district managers, security and operations managers and field supervisors also must complete Pinkerton's proprietary, accredited Advanced Certification Training Course. In addition, Pinkerton encourages all of its security officers to take this course.

Many applicants for investigative positions have had experience in law enforcement, the insurance industry or military branches specializing in investigation prior to joining Pinkerton and, as such, are trained professionals with field experience. Once on the job, Pinkerton provides investigators with field manuals and periodic training.

Pinkerton has more than 45,000 employees. At any given time, up to approximately one-third of the Company's employees are considered part-time employees. Collective bargaining agreements cover approximately 5% of its employees in the United States, approximately 83% of its employees in Canada and approximately 94% of its employees in Mexico. The Company is not a party to any collective bargaining agreement covering any of its employees in Europe or Asia. Relations with employees have generally been satisfactory, and Pinkerton has not experienced any significant work stoppages attributable to labor disputes. Security officers and other personnel supplied by Pinkerton to its clients are Pinkerton's employees, even though they may be stationed regularly at a clients' premises.

Pinkerton's business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. The Company's ability to pass along any increases in labor costs may be limited by contract or by price competition within the industry, which has been intense for several years. Labor shortages can cause the Company to incur significant overtime expense in geographic areas experiencing low unemployment. The premium portion of overtime expense is typically absorbed by the Company.

REGULATION AND LEGAL CONSIDERATIONS

Pinkerton is subject to and complies with a large number of city, county and state occupational licensing and firearm laws that apply to security officers and private investigators. In addition, most states have laws requiring training and registration of security officers, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond surety or insurance standards.

Federal legislation has been introduced to establish minimum Federal standards for security officer qualification and training and similar legislation is pending in several of those states that do not already have standards governing security services. The Company, either directly or through industry trade associations, generally supports the creation of minimum standards for the industry. The Company does not expect the establishment of minimum Federal standards to have an adverse affect on the Company's business. The Company also must comply with city, county and state licensing requirements in order to provide certain systems integration and alarm monitoring services. Many foreign countries also have laws that restrict the ability of Pinkerton to render certain services, including laws prohibiting the provision of private security services and those limiting foreign investment.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

See Note 15 to Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders incorporated herein by reference.

ITEM 2.   PROPERTIES

Pinkerton leases approximately 56,000 square feet of office space in Encino, California for its corporate headquarters. The lease expires in 2003. Pinkerton has two successive options to further extend the lease until 2013.

Except for a few office locations owned by security systems integration subsidiaries, Pinkerton has entered into leases covering each of its office locations. For the year ended December 27, 1996, the aggregate annual rental for all office space under lease, including the Company's foreign operations, was approximately $9.4 million. Leases that expire generally are expected to be renewed or replaced by other leases.

ITEM 3.   LEGAL PROCEEDINGS

The nature of the Company's business subjects it to a significant volume of ordinary, routine claims and lawsuits incidental to such business. The Company maintains self-insurance programs and insurance coverage that it believes are appropriate for its liability risks. Nonetheless, many claims or lawsuits brought against the Company allege substantial damages that, if awarded and ultimately paid by the Company (rather than insurers or indemnitors), could have a material adverse effect on the results of operations or financial condition of the Company. In the opinion of management, based on currently known facts and the advice of legal counsel, there is no single claim or lawsuit, or group of claims or lawsuits based on the same facts, pending against the Company the disposition of which will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Set forth below are the names and positions and ages as of the date hereof of the Company's current executive officers.

Denis R. Brown (57) was elected the President and Chief Executive Officer and a director of the Company in April 1994. Prior to joining the Company, Mr. Brown served at Concurrent Computer Corporation as Chairman of the Board and Chief Executive Officer from April 1992 until August 1993, as Chairman of the Board, President and Chief Executive Officer from July 1991 until April 1992, and as Vice Chairman of the Board, President and Chief Executive Officer from September 1990 until July 1991. Mr. Brown served as President and Chief Executive Officer of Penn Central Industries Group from May 1985 until January 1990. Prior to joining Penn Central, Mr. Brown spent 15 years with ITT Corporation, serving as Corporate Vice President and Group Executive of the Defense Space Group and as President of the Defense Communications Division. Mr. Brown is also serving as a director of Farr Company, a producer and distributor of filters and filtration systems, and CalMat Co., a construction materials supplier and property development and management company.

C. Michael Carter (53) has served as Executive Vice President, General Counsel and Corporate Secretary of Pinkerton since joining the Company in September 1994. He directs strategic planning and marketing, corporate development, risk management and legal. Prior to joining Pinkerton, Mr. Carter served at Concurrent Computer Corporation as Senior Vice President, Operations and Secretary from August 1993 to September 1994, and served as Vice President, General Counsel and Secretary and directed corporate development from May 1987 to August 1993. He also served as a director of Concurrent from June 1994 to September 1994. Prior to his employment at Concurrent, Mr. Carter was Senior Corporate Counsel and Assistant Secretary for RJR Nabisco, Inc. and General Counsel and Secretary of RJ Reynolds Development Corporation. He also held senior positions in legal affairs with The Singer Company, and was an associate with Winthrop, Stimpson, Putnam & Roberts in New York.

James P. McCloskey (56) has served as Executive Vice President and Chief Financial Officer of the Company since joining the Company in October 1994. Prior to joining the Company, Mr. McCloskey served as Vice President Finance, Treasurer and Chief Financial Officer of Concurrent Computer Corporation from 1986 to 1994 and of Sybron Corporation from 1980 to 1986. Prior to that time, Mr. McCloskey held a number of financial and operating positions with W. R. Grace & Company. He began his career with Price Waterhouse.

Don W. Walker (55) was named Executive Vice President, The Americas in March 1997, after serving as Executive Vice President, North American Operations since November 1994. Prior to that he served as Executive Vice President, Investigations since joining the Company in November 1991 and Executive Vice President, Investigations and International Operations since June 1993. Mr. Walker was the founder of Business Risks International ("BRI"), a firm specializing in security consulting, investigations and loss prevention, and served as its President and Chief Executive Officer from September 1985 until joining the Company upon its acquisition of BRI. Prior to founding BRI, Mr. Walker was Assistant General Counsel and Corporate Security Director for Genesco Inc. Mr. Walker also is a former Special Agent of the Federal Bureau of Investigation, and a former President/Chairman of the American Society for Industrial Security.

Gary J. Hasenbank (50) has served as Corporate Vice President, Human Resources since joining the Company in April 1994. Prior to joining the Company, Mr. Hasenbank served as Corporate Director of Human Resources of Herbalife International of America, Inc. from July 1993 until joining the Company. He served at Baxter Healthcare International Pharmaseal Division as Division Director of Human Resources from 1988 to 1993, and as Director of Employee Relations from 1981 to 1988. Prior to that, Mr. Hasenbank had spent six years as Human Resources Manager at PepsiCo International and six years as Employment and Compensation Manager at Cessna Aircraft Company.

Anthony R. Miller (56) has served as Corporate Vice President, Total Quality Management since joining the Company in May 1995. Prior to joining the Company, Mr. Miller served as Vice President - Chief Quality Officer of Banc One Services Corporation from May 1990 to July 1994. He served at Citicorp Global Payment Products as Vice President - Director Service Management from 1987 to 1990 and as Vice President - Director of Performance Engineering from 1986 to 1987. Prior to that, Mr. Miller spent four years with American Express and three years with International Telephone & Telegraph in systems development positions.

Michael A. Stugrin (47) has served as Corporate Vice President, Strategic Planning and Marketing since December 1996, after serving as Corporate Vice President, Marketing since joining the Company in May 1995. Prior to joining the Company, Mr. Stugrin served at Concurrent Computer Corporation from 1992 to 1995 in various senior positions, including Director of Strategic Planning, Director of Corporate and Marketing Communications and Director of National Series 3200 Sales. He served at Unisys Corporation from 1984 to 1992 in various senior marketing and communications positions and at Westinghouse Electric Corporation on its Executive Support Staff from 1981 to 1984.

Steven A. Lindsey (46) has served as Controller of the Company since joining the Company in July 1994, and became Vice President and Controller in March 1997. Prior to joining the Company, Mr. Lindsey served as Corporate Controller at Mitsubishi Electronics of America, Inc. from September 1993 until July 1994. Prior to Mitsubishi, Mr. Lindsey spent 10 years with Standard Brands Paint Co. serving as the Vice President, Treasurer and Controller. He began his career with Arthur Andersen & Co.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is included under the caption "Stock Market Information" in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference, except for information regarding the Company's limitations on the ability to pay dividends on its Common Stock, which is provided below in response to this Item.

The ability of the Company to pay cash dividends on its Common Stock is limited by its Note Purchase Agreement. Under the Note Purchase Agreement, the Company may not declare, pay or incur any liability to make any payment as dividends unless, after giving effect thereto, (i) no event of default would occur or exist, (ii) the Company would be permitted to incur Funded Indebtedness (as defined in the Note Purchase Agreement) and (iii) the aggregate Restricted Payments (as defined in the Note Purchase Agreement) made since December 31, 1989 would not exceed the sum of 50% of cumulative Consolidated Net Income (as defined in the Note Purchase Agreement) plus $1.5 million.

ITEM 6.   SELECTED FINANCIAL DATA

The information called for by this Item is included under the caption "Selected Financial Data" in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this Item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is included under the captions "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Changes in Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to the expiration of 120 days after December 27, 1996 in connection with the Company's Annual Meeting of Stockholders to be held on April 24, 1997, except for information regarding the executive officers of the Company, which is provided in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to the expiration of 120 days after December 27, 1996 in connection with the Company's Annual Meeting of Stockholders to be held on April 24, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to the expiration of 120 days after December 27, 1996 in connection with the Company's Annual Meeting of Stockholders to be held on April 24, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission prior to the expiration of 120 days after December 27, 1996 in connection with the Company's Annual Meeting of Stockholders to be held on April 24, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits.

                                                                               Page
                                                                               ----
1.   CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 27, 1996, and
December 29, 1995...........................................................    30*

Consolidated Statements of Operations for the Years Ended
December 27, 1996, December 29, 1995, and
December 30, 1994...........................................................    31*

Consolidated Statements of Changes in Stockholders' Equity
for the Years Ended December 27, 1996,
December 29, 1995, and December 30, 1994....................................    32*

Consolidated Statements of Cash Flows for the Years
Ended December 27, 1996, December 29, 1995 and
December 30, 1994...........................................................    33*

Notes to Consolidated Financial Statements..................................    34*

Independent Auditors' Report................................................    45*

* Incorporated herein by reference from the indicated pages of the Company's 1996 Annual Report to Stockholders.

With the exception of the information expressly incorporated by reference in the Annual Report on Form 10-K, the 1996 Annual Report to Stockholders is not deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report on Financial Statement Schedule..................  S-1

Schedule II - Valuation and Qualifying Accounts...............................  S-2


All other schedules are omitted because they are not required, are not applicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

3.   EXHIBIT INDEX

The exhibits set forth below are filed as part of this Annual Report or are incorporated herein by reference. Where an exhibit is incorporated by reference, the letter which follows the Exhibit number indicates the document to which the reference is made.

EXHIBIT
NUMBER                        DESCRIPTION
-------             --------------------------------
  3.1     (h)        Restated Certificate of Incorporation of Registrant.
  3.2                Amended and Restated By-Laws of Registrant, and Amendment.
  4.1     (h)        Specimen Common Stock Certificate.
  4.2     (c)        Rights Agreement, dated July 12, 1991, between Registrant
                     and Bank of New York, as successor Rights Agent.
 10.1     (d)        1990 Stock Option Plan and all amendments.*
 10.2     (a)        Note Purchase Agreement by and between Registrant and The
                     Travelers Insurance Company, The Travelers Indemnity
                     Company, The Equitable Life Assurance Society of the United
                     States, Equitable Variable Life Assurance Company, Tandem
                     Life Insurance Company and The Equitable of Colorado, Inc.,
                     dated as of June 14, 1990.
 10.3     (b)        Form of Directors' and Officers' Indemnification Agreement.
 10.4     (e)        Master Lease by and between Registrant and Trizec
                     Properties, Inc., dated August 20, 1993 for World Support
                     Center office.
 10.5     (f)        Employment Agreement by and between Registrant and Denis R.
                     Brown, dated April 20, 1994.*
 10.6     (f)        Personal Services Agreement by and between Registrant and
                     Thomas W. Wathen, dated February 10, 1994.*
 10.7     (g)        Amendment No. 1 to Employment Agreement by and between
                     Registrant and Denis R. Brown, dated June 15, 1994.*
 10.8     (h)        Amendment No. 2 to Employment Agreement between Denis R.
                     Brown and the Registrant, dated February 15, 1995.*
 10.9     (h)        Supplemental letter agreement regarding employment of C.
                     Michael Carter dated December 9, 1994, with supplement
                     dated February 15, 1995.*
 10.10    (h)        Supplemental letter agreement regarding employment of James
                     P. McCloskey dated December 9, 1994, with supplement dated
                     February 15, 1995.*
 10.11    (h)        1995 Pinkerton Performance and Equity Incentive Plan.*
 10.12    (i)        First Amendment to the 1995 Pinkerton Performance and
                     Equity Incentive Plan.*
 10.13    (j)        Severance Plan for Executive Vice Presidents.*
 10.14    (j)        Severance Plan for Corporate Vice Presidents.*
 10.15    (j)        Revolving Credit Agreement dated as of November 21, 1995
                     among the Registrant, Pinkerton GmbH Holding, Pinkerton
                     North Atlantic Limited, the Financial Institutions named
                     therein and Citicorp USA, Inc., as agent.
 10.16    (j)        Amendment dated November 21, 1995 to Pinkerton's, Inc. Note
                     Purchase Agreement.
 10.17    (j)        Form of Stock Option Agreement under 1990 Stock Option
                     Plan.*
 10.18    (j)        Form of Stock Option Agreement (Employee) under 1995
                     Pinkerton Performance and Equity Incentive Plan.*
 10.19    (j)        Form of Stock Option Agreement (Non-Employee Director)
                     under 1995 Pinkerton Performance and Equity Incentive
                     Plan.*
 10.20    (k)        Amendment No. 4 to the Employment Agreement between Denis
                     R. Brown and the Registrant, dated July 1, 1996.*
 10.21               Second Amendment to the 1995 Pinkerton Performance and
                     Equity Incentive Plan.*
 10.22               Third Amendment to the 1995 Pinkerton Performance and
                     Equity Incentive Plan.*
 10.23               Supplemental Retirement Income Plan, as restated, effective
                     January 1, 1996.*
 10.24               First Amendment to Revolving Credit Agreement, dated as of
                     December 1, 1996.
 11.                 Computation of Earnings Per Share.

 13. Sections of the 1996 Annual Report to Stockholders incorporated herein by reference.
 21.                 List of Subsidiaries.
 23.                 Consent of KPMG Peat Marwick LLP.
 27.                 Financial Data Schedule.

(a)  Previously filed with Form 10-K for Fiscal Year ended December 28, 1990.

(b)  Previously filed with Registration Statement on Form S-1 (No. 33-39718).

(c) Previously filed with Registration Statement on Form 8-A filed on July 19, 1991.

(d)  Previously filed with Registration Statement on Form S-8 (No. 33-68492).

(e)  Previously filed with Form 10-K for Fiscal Year ended December 31, 1993.

(f)  Previously filed with Form 10-Q for Quarter ended March 25, 1994.

(g)  Previously filed with Form 10-Q for Quarter ended June 17, 1994.

(h)  Previously filed with Form 10-K for Fiscal Year ended December 30, 1994.

(i)  Previously filed with Form 10-Q for Quarter ended September 8, 1995.

(j)  Previously filed with Form 10-K for Fiscal Year ended December 29, 1995.

(k)  Previously filed with Form 10-Q for Quarter ended September 6, 1996.

* Denotes management contract or compensatory plan or arrangement.
_______________________

(b)  Reports on Form 8-K.

     None.

(c)  Refer to (a) 3 above.

(d)  Refer to (a) 2 above.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PINKERTON'S, INC.

Date:  March 14, 1997                  BY:  /S/  C. MICHAEL CARTER
                                          --------------------------------------
                                               C. Michael Carter
                                            Executive Vice President,
                                         General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                          TITLE                                DATE
          ---------                          -----                                ----

    /S/  DENIS R. BROWN            President and Chief Executive Officer        March 14, 1997
-----------------------------          (Principal Executive Officer)
         Denis R. Brown

    /S/  JAMES P. MCCLOSKEY           Executive Vice President                  March 14, 1997
-----------------------------       and Chief Financial Officer
         James P. McCloskey         (Principal Financial Officer)

    /S/  STEVEN A. LINDSEY         Vice President and Controller                March 14, 1997
-----------------------------      (Principal Accounting Officer)
         Steven A. Lindsey

    /S/  PETER H. DAILEY                      Director                          March 14, 1997
-----------------------------
         Peter H. Dailey

    /S/  JOHN A. GAVIN                        Director                          March 14, 1997
-----------------------------
         John A. Gavin

    /S/  JAMES R. MELLOR                      Director                          March 14, 1997
-----------------------------
         James R. Mellor

    /S/  GERALD D. MURPHY                     Director                          March 14, 1997
-----------------------------
         Gerald D. Murphy

    /S/  J. KEVIN MURPHY                      Director                          March 14, 1997
-----------------------------
         J. Kevin Murphy

    /S/  ROBERT H. SMITH                      Director                          March 14, 1997
-----------------------------
         Robert H. Smith

    /S/  THOMAS W. WATHEN                     Director                          March 14, 1997
-----------------------------
         Thomas W. Wathen

    /S/  WILLIAM H. WEBSTER                   Director                          March 14, 1997
-----------------------------
        William H. Webster

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
and Stockholders
Pinkerton's, Inc.:


Under date of February 20, 1997, we reported on the consolidated balance sheets of Pinkerton's, Inc. and subsidiaries as of December 27, 1996 and December 29, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years ended December 27, 1996, December 29, 1995 and December 30, 1994 as contained in the 1996 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        /s/ KPMG Peat Marwick LLP



Los Angeles, California
February 20, 1997

                                                                     SCHEDULE II

                      PINKERTON'S, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)

                                                            ADDITIONS
                                                  -----------------------------
                              BALANCE AT          CHARGED TO     CHARGED TO
                              BEGINNING OF        COSTS AND        OTHER                            BALANCE AT
         DESCRIPTION             YEAR             EXPENSES       ACCOUNTS (1)   DEDUCTIONS (2)      END OF YEAR
         -----------          ------------        ----------     ------------   --------------      ------------
Allowance for doubtful
 receivables:

Year ended
December 27, 1996              $2,881             $1,635         $1,069          $3,013               $2,572

Year ended
December 29, 1995               2,784              1,719            958           2,580                2,881

Year ended
December 30, 1994               2,795              1,461          1,147           2,619                2,784

-----------------------------

(1) Amount represents recoveries of accounts receivable previously written off and opening reserve balances for businesses acquired during the year.

(2)  Amount represents accounts receivable written off.

                                 EXHIBIT INDEX

The exhibits set forth below are filed as part of this Annual Report or are incorporated herein by reference. Where an exhibit is incorporated by reference, the letter which follows the Exhibit number indicates the document to which the reference is made.

EXHIBIT
NUMBER              DESCRIPTION
------              ------------------------------------------------------------
  3.1   (h)         Restated Certificate of Incorporation of Registrant.
  3.2               Amended and Restated By-Laws of Registrant, and Amendment.
  4.1   (h)         Specimen Common Stock Certificate.
  4.2   (c)         Rights Agreement, dated July 12, 1991, between Registrant
                    and Bank of New York, as successor Rights Agent.
 10.1   (d)         1990 Stock Option Plan and all amendments.*
 10.2   (a)         Note Purchase Agreement by and between Registrant and The
                    Travelers Insurance Company, The Travelers Indemnity
                    Company, The Equitable Life Assurance Society of the United
                    States, Equitable Variable Life Assurance Company, Tandem
                    Life Insurance Company and The Equitable of Colorado, Inc.,
                    dated as of June 14, 1990.
 10.3   (b)         Form of Directors' and Officers' Indemnification Agreement.
 10.4   (e)         Master Lease by and between Registrant and Trizec
                    Properties, Inc., dated August 20, 1993 for World Support
                    Center office.
 10.5   (f)         Employment Agreement by and between Registrant and Denis R.
                    Brown, dated April 20, 1994.*
 10.6   (f)         Personal Services Agreement by and between Registrant and
                    Thomas W. Wathen, dated February 10, 1994.*
 10.7   (g)         Amendment No. 1 to Employment Agreement by and between
                    Registrant and Denis R. Brown, dated June 15, 1994.*
 10.8   (h)         Amendment No. 2 to Employment Agreement between Denis R.
                    Brown and the Registrant, dated February 15, 1995.*
 10.9   (h)         Supplemental letter agreement regarding employment of C.
                    Michael Carter dated December 9, 1994, with supplement dated
                    February 15, 1995.*
 10.10   (h)        Supplemental letter agreement regarding employment of James
                    P. McCloskey dated December 9, 1994, with supplement dated
                    February 15, 1995.*
 10.11   (h)        1995 Pinkerton Performance and Equity Incentive Plan.*
 10.12   (i)        First Amendment to the 1995 Pinkerton Performance and Equity
                    Incentive Plan.*
 10.13   (j)        Severance Plan for Executive Vice Presidents.*
 10.14   (j)        Severance Plan for Corporate Vice Presidents.*
 10.15   (j)        Revolving Credit Agreement dated as of November 21, 1995
                    among the Registrant, Pinkerton GmbH Holding, Pinkerton
                    North Atlantic Limited, the Financial Institutions named
                    therein and Citicorp USA, Inc., as agent.
 10.16   (j)        Amendment dated November 21, 1995 to Pinkerton's, Inc. Note
                    Purchase Agreement.
 10.17   (j)        Form of Stock Option Agreement under 1990 Stock Option
                    Plan.*
 10.18   (j)        Form of Stock Option Agreement (Employee) under 1995
                    Pinkerton Performance and Equity Incentive Plan.*
 10.19   (j)        Form of Stock Option Agreement (Non-Employee Director) under
                    1995 Pinkerton Performance and Equity Incentive Plan.*
 10.20   (k)        Amendment No. 4 to the Employment Agreement between Denis R.
                    Brown and the Registrant, dated July 1, 1996.*
 10.21              Second Amendment to the 1995 Pinkerton Performance and
                    Equity Incentive Plan.*
 10.22              Third Amendment to the 1995 Pinkerton Performance and Equity
                    Incentive Plan.*
 10.23              Supplemental Retirement Income Plan, as restated, effective
                    January 1, 1996.*
 10.24              First Amendment to Revolving Credit Agreement, dated as of
                    December 1, 1996.


11.                 Computation of Earnings Per Share.
13.                 Sections of the 1996 Annual Report to
                    Stockholders incorporated herein by reference.
21.                 List of Subsidiaries.
23.                 Consent of KPMG Peat Marwick LLP.
27.                 Financial Data Schedule.

(a)  Previously filed with Form 10-K for Fiscal Year ended December 28, 1990.

(b)  Previously filed with Registration Statement on Form S-1 (No. 33-39718).

(c) Previously filed with Registration Statement on Form 8-A filed on July 19, 1991.

(d)  Previously filed with Registration Statement on Form S-8 (No. 33-68492).

(e)  Previously filed with Form 10-K for Fiscal Year ended December 31, 1993.

(f)  Previously filed with Form 10-Q for Quarter ended March 25, 1994.

(g)  Previously filed with Form 10-Q for Quarter ended June 17, 1994.

(h)  Previously filed with Form 10-K for Fiscal Year ended December 30, 1994.

(i)  Previously filed with Form 10-Q for Quarter ended September 8, 1995.

(j)  Previously filed with Form 10-K for Fiscal Year ended December 29, 1995.

(k)  Previously filed with Form 10-Q for Quarter ended September 6, 1996.

* Denotes management contract or compensatory plan or arrangement.