Form 10-Q
period 1997-03-21
PINKERTONS INC
filed 1997-05-01
CIK 78666

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 21, 1997
                              -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------  ------------------------

Commission File Number: 1-11841

                               PINKERTON'S, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-5318100
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

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on April 18, 1997 was 8,364,355.
================================================================================

                       Pinkerton's, Inc. and Subsidiaries

                                   FORM 10-Q
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                              PAGE NO.
                                                                                            --------
Item 1.  Financial Statements (Unaudited)

  Consolidated Balance Sheets-
     March 21, 1997 and December 27, 1996...................................................   3

  Consolidated Statements of Earnings-
     For the Quarters Ended March 21, 1997 and March 22, 1996...............................   4

  Consolidated Statements of Cash Flows-
     For the Quarters Ended  March 21, 1997 and March 22, 1996..............................   5

  Notes to Consolidated Financial Statements................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................   7-8


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................   9

Signatures..................................................................................   10

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Pinkerton's, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     March 21,
                                                                       1997        December 27,
                                                                    (Unaudited)       1996
                                                                    -----------    ------------
                      ASSETS

Current assets:
  Cash and cash equivalents                                            $ 16,763        $ 33,761
  Investment in marketable securities                                     5,089           8,460
  Accounts receivable (includes unbilled amounts of
     $33,258 in 1997 and $30,196 in 1996)                               140,352         137,055
     Less allowance for doubtful receivables                              2,836           2,572
                                                                       --------        --------
                                                                        137,516         134,483
                                                                       --------        --------
  Inventory                                                               4,038           3,799
  Prepaid expenses and taxes                                             10,527          11,566
  Deferred income taxes                                                   7,261           7,121
                                                                       --------        --------
          Total current assets                                          181,194         199,190
                                                                       --------        --------

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization of
  $28,302 in 1997 and $26,818 in 1996                                    15,619          14,977

Other assets:
  Intangible assets, net                                                 75,556          57,311
  Deferred income taxes                                                  23,923          23,467
  Other                                                                  21,896          20,336
                                                                       --------        --------
                                                                        121,375         101,114
                                                                       --------        --------
                                                                       $318,188        $315,281
                                                                       ========        ========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $  8,753        $  9,790
  Accrued liabilities                                                    80,731          76,366
  Current maturities of long-term debt                                    8,575           8,575
                                                                       --------        --------
          Total current liabilities                                      98,059          94,731
                                                                       --------        --------

Accrued retirement benefits and other non-current liabilities            52,794          52,856

Long-term debt, less current maturities                                  36,351          37,313

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                8               8
  Additional paid-in capital                                             74,937          74,887
  Other adjustments                                                      (6,869)         (5,441)
  Retained earnings                                                      62,908          60,927
                                                                       --------        --------
                                                                        130,984         130,381
                                                                       --------        --------
                                                                       $318,188        $315,281
                                                                       ========        ========
See accompanying notes to consolidated financial statements.

                       Pinkerton's, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                     (In thousands, except per share data)

                                                                    For the Quarter Ended
                                                               --------------------------------
                                                               March 21, 1997    March 22, 1996
                                                               --------------    --------------

Service revenues                                                     $220,468          $200,036

Cost of services                                                      194,333           176,850
                                                                     --------          --------

Gross profit                                                           26,135            23,186

Operating expenses                                                     18,950            17,032
Amortization of intangible assets                                       2,620             2,136
                                                                     --------          --------

Operating profit                                                        4,565             4,018

Other (income) deductions:
  Interest income                                                        (333)             (510)
  Interest expense                                                      1,161             1,114
                                                                     --------          --------
                                                                          828               604
                                                                     --------          --------

Income before income taxes                                              3,737             3,414

Provision for income taxes                                              1,756             1,705
                                                                     --------          --------

Net income                                                           $  1,981          $  1,709
                                                                     ========          ========

Net income per common share                                          $    .23          $    .20
                                                                     ========          ========

Weighted average common shares and common share
  equivalents outstanding                                               8,622             8,408
                                                                     ========          ========




See accompanying notes to consolidated financial statements.

                      Pinkerton's, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                                     For the Quarter Ended
                                                               --------------------------------
                                                               March 21, 1997    March 22, 1996
                                                               --------------    --------------

Operating ActivitieS:
Net income                                                           $  1,981           $ 1,709
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of intangible assets                                     2,620             2,136
  Depreciation and other amortization                                   1,670             1,663
  Provision for losses on doubtful receivables                            243               239
  Deferred income taxes                                                  (596)             (598)

Changes in assets, liabilities and stockholders' equity:
  Accounts receivable                                                     656            (5,125)
  Inventory                                                               292               526
  Prepaid expenses and taxes                                            1,329             2,842
  Other assets                                                         (1,762)             (587)
  Accounts payable                                                     (1,915)             (908)
  Accrued and other non-current liabilities                            (1,769)            5,270
  Foreign currency revaluation of net assets                             (475)              121
                                                                     --------           -------

Net cash provided by operating activities                               2,274             7,288
                                                                     --------           -------

Investing Activities:
Purchase of marketable securities                                      (3,081)           (6,980)
Sales/redemptions of marketable securities                              6,452             1,599
Purchase of equipment and leasehold improvements                       (1,144)           (1,166)
Payments for net assets of acquired businesses, net
     of cash acquired                                                 (21,549)           (2,753)
                                                                     --------           -------

Net cash used in investing activities                                 (19,322)           (9,300)
                                                                     --------           -------

Financing Activities:
Exercise of stock options                                                  50                22
                                                                     --------           -------

Net cash provided by financing activities                                  50                22
                                                                     --------           -------

Net decrease in cash                                                  (16,998)           (1,990)

Cash and cash equivalents at beginning of year                         33,761            20,215
                                                                     --------           -------

Cash and cash equivalents at end of period                           $ 16,763           $18,225
                                                                     ========           =======

See accompanying notes to consolidated financial statements.

                      Pinkerton's, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Presentation of Financial Information

The consolidated financial statements included herein have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarters ended March 21, 1997 and March 22, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these consolidated financial statements are adequate to make the information presented not misleading.

The following material is written with the presumption that the users of the interim financial statements have read or have access to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 1996 and the Company's 1996 Annual Report to Stockholders. The 1996 Annual Report contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 27, 1996 and for the year then ended. The results of operations for the fiscal quarters ended March 21, 1997 and March 22, 1996 are not necessarily indicative of the results for a full year.

(2)   Accounting Cycle

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods generally consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarters Ended March 21, 1997 and March 22, 1996.

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

Results of Operations

Service Revenues -

The Company's service revenues increased by $20.5 million, or 10.2%, from $200.0 million in the first quarter of 1996 to $220.5 million in the first quarter of 1997.

Domestic Service Revenues -

The Company's domestic service revenues increased by $7.5 million, or 4.4%, from $169.2 million in the first quarter of 1996 to $176.7 million in the first quarter of 1997. This increase reflects the revenues of acquired systems integration businesses of $3.9 million and service revenue increases of $3.6 million.

International Service Revenues -

Service revenues of the Company's international operations increased by $13.0 million, or 42.2%, from $30.8 million in the first quarter of 1996 to $43.8 million in the first quarter of 1997. This increase reflects the revenues of acquired businesses of $7.9 million, $5.0 million of additional business and foreign currency exchange increases of $0.1 million.

Cost of Services and Gross Profit -

The Company's cost of services increased by $17.4 million, or 9.8%, from $176.9 million in the first quarter of 1996 to $194.3 million in the first quarter of 1997. This increase was primarily due to payroll and related expenses accompanying the acquired revenues and the increase in service revenues, as described above, reduced by cost efficiencies resulting from the Company's ongoing efforts to reduce certain costs of services.

Gross profit as a percentage of service revenues increased from 11.6% in the first quarter of 1996 to 11.9% in the first quarter of 1997. This increase reflects in part the cost efficiencies described above. Gross profit was also favorably impacted by the inclusion of the Company's security systems integration operations acquired after March 22, 1996, which typically experience higher gross margins than the Company's security service operations, and the operations of WKD Security GmbH, acquired on January 1, 1997. WKD has historically experienced higher gross margins than the Company's domestic security service operations.

Operating Expenses -

Operating expenses increased by $2.0 million, or 11.8%, from $17.0 million in the first quarter of 1996 to $19.0 million in the first quarter of 1997. As a percentage of service revenues, operating expenses were 8.6% for the quarter ended March 21, 1997 and 8.5% for the comparable 1996 period. The increased operating expenses were primarily due to the acquired revenues and increased service revenues described above. The Company's commitment to expanding its security systems integration service operations, which have both higher gross profit margins and operating expenses than the Company's security service operations, and to expenditures for new systems, quality processes and training programs to enhance customer value, are expected to continue to generate operating expense percentages higher than those experienced prior to 1996.

Amortization -

Amortization of intangible assets increased by $0.5 million from $2.1 million in the first quarter of 1996 to $2.6 million in the first quarter of 1997. This reflects additional amortization of intangible assets arising from 1996 and 1997 acquisitions.

Operating Profit -

Operating profit was $4.6 million, or 2.1% of service revenues, for the first quarter of 1997 as compared to $4.0 million, or 2.0% of service revenues, for the same period last year. Operating profit increased as a percentage of revenues due to improved gross profit margins, partially offset by an increase in operating expenses discussed above.

Income Taxes -

The effective tax rate for the first quarter of 1997 was 47.0% as compared to 50.0% in 1996. The lower tax rate in 1997 is primarily attributable to the recognition of job related tax credits that are newly available to the Company.

Financial Condition

Capital Resources and Liquidity

At March 21, 1997, the Company had $16.8 million in cash, a decrease of $17.0 million from December 27, 1996; and $5.1 million in marketable securities, a $3.4 million decrease from December 27, 1996. Net cash provided by operating activities of $2.3 million was reduced by $19.3 million of net cash payments relating to investing activities. The Company's principal investing activities during the first quarter of 1997 were acquisitions ($21.6 million), net redemptions of marketable securities ($3.4 million), and purchases of computer and other equipment ($1.1 million).

The Company has an acquisitions program intended to implement its strategy to become a world-class, global security solutions provider. The Company also has an ongoing program to replace capital equipment as required. Both of these activities will continue for the foreseeable future.

Pinkerton's cash needs during the first six months of each year are greater because of higher payroll taxes. In addition, the Company is required to make annual principal payments of approximately $8.6 million (in the month of June) through the year 2000 in repayment of its Senior Notes. Semi-annual interest payments of approximately $1.8 million and $1.3 million related to the Senior Notes are due in June and December 1997, respectively.

The Company has an unsecured revolving credit facility with a group of banks for borrowings up to $70.0 million, of which $50.0 million may be letters of credit. The facility also provides for a possible increase up to $100.0 million of borrowings (of which $50.0 million may be letters of credit) upon certain conditions. No cash borrowings have been made during the first quarter of 1997. At March 21, 1997 there were DM 18.0 million ($10.7 million) of cash borrowings outstanding under the revolving line of credit and $36.3 million in letters of credit had been issued by the Company to secure obligations under the Company's self-insurance programs.

The Company believes existing liquid resources, cash generated from operations and funds available under the revolving credit facility are sufficient for regular operating and capital requirements during the next 12 months. The Company also has access to capital markets, if necessary, to raise funds for acquisitions and other investments for business growth.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits


         11.  Computation of Earnings Per Share (Unaudited)
         27.  Financial Data Schedule

   (b)   Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K on January 16, 1997, reporting under Item 2 (Acquisition and Disposition of Assets), the acquisition of WKD Security GmbH, effective January 1, 1997. The Registrant filed an amendment to the Form 8-K on March 17, 1997, to include the audited financial statements of WKD Security GmbH as of and for the year ended December 31, 1996, and unaudited pro forma condensed consolidated financial statements of the Registrant and subsidiaries as of and for the year ended December 27, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  PINKERTON'S, INC.


Date: May 1, 1997                      BY:  /S/  JAMES P. McCLOSKEY
                                           --------------------------------
                                                  James P. McCloskey
                                       ITS:  Executive Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)




Date: May 1, 1997                      BY:  /S/    STEVEN A. LINDSEY
                                            ------------------------------
                                                   Steven A. Lindsey
                                       ITS:  Vice President and Controller
                                             (Principal Accounting Officer)