Form 10-Q
period 1997-06-13
PINKERTONS INC
filed 1997-07-25
CIK 78666

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 13, 1997
                              --------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

Commission File Number: 1-11841

                               PINKERTON'S, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                      13-5318100
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ----    ----

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on July 11, 1997 was 8,375,427.

================================================================================

                      PINKERTON'S, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX


PART I.   FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                 --------
Item 1.   Financial Statements (Unaudited)

   Consolidated Balance Sheets-
     June 13, 1997 and December 27, 1996.........................................   3

   Consolidated Statements of Earnings-
     For the Quarters and Six Periods Ended June 13, 1997 and June 14, 1996......   4

   Consolidated Statements of Cash Flows-
     For the Six Periods Ended June 13, 1997 and June 14, 1996...................   5

   Notes to Consolidated Financial Statements....................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................   7-9

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders....................   10

Item 6.   Exhibits and Reports on Form 8-K.......................................   10

Signatures.......................................................................   11

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      PINKERTON'S, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                JUNE 13,
                                                                                  1997                DECEMBER 27,
                                ASSETS                                         (UNAUDITED)                1996
                                                                          ---------------------   ---------------------

Current assets:
 Cash and cash equivalents                                                      $ 22,119                $ 33,761
 Investment in marketable securities                                               2,007                   8,460
 Accounts receivable (includes unbilled amounts of
   $31,958 in 1997 and $30,196 in 1996)                                          147,007                 137,055
   Less allowance for doubtful receivables                                         3,154                   2,572
                                                                                --------                --------
                                                                                 143,853                 134,483
                                                                                --------                --------
 Inventory                                                                         3,629                   3,799
 Prepaid expenses and taxes                                                        9,178                  11,566
 Deferred income taxes                                                             7,500                   7,121
                                                                                --------                --------
       Total current assets                                                      188,286                 199,190
                                                                                --------                --------

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization of
 $30,218 in 1997 and $26,818 in 1996                                              15,504                  14,977

Other assets:
 Intangible assets, net                                                           73,876                  57,311
 Deferred income taxes                                                            24,700                  23,467
 Other                                                                            23,720                  20,336
                                                                                --------                --------
                                                                                 122,296                 101,114
                                                                                --------                --------
                                                                                $326,086                $315,281
                                                                                ========                ========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                               $  9,640                $  9,790
 Accrued liabilities                                                              85,810                  76,366
 Income taxes payable                                                              2,286                       -
 Current maturities of long-term debt                                              8,575                   8,575
                                                                                --------                --------
       Total current liabilities                                                 106,311                  94,731
                                                                                --------                --------

Accrued retirement benefits and other non-current liabilities                     50,084                  52,856

Long-term debt, less current maturities                                           35,759                  37,313

Commitments and contingencies

Stockholders' equity:
 Common stock                                                                          8                       8
 Additional paid-in capital                                                       75,040                  74,887
 Other adjustments                                                                (6,739)                 (5,441)
 Retained earnings                                                                65,623                  60,927
                                                                                --------                --------
                                                                                 133,932                 130,381
                                                                                --------                --------
                                                                                $326,086                $315,281
                                                                                ========                ========

See accompanying notes to consolidated financial statements.

                      PINKERTON'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              FOR THE QUARTER ENDED           FOR THE SIX PERIODS ENDED
                                         -------------------------------   -------------------------------
                                         JUNE 13, 1997    JUNE 14, 1996    JUNE 13, 1997    JUNE 14, 1996
                                         --------------   --------------   --------------   --------------

Service revenues                              $230,789         $200,918         $451,257         $400,954

Cost of services                               203,191          176,928          397,524          353,778
                                              --------         --------         --------         --------

Gross profit                                    27,598           23,990           53,733           47,176

Operating expenses                              19,900           17,207           38,850           34,239
Amortization of intangible assets                1,824            2,114            4,444            4,250
                                              --------         --------         --------         --------

Operating profit                                 5,874            4,669           10,439            8,687

Other (income) deductions:
 Interest income                                  (360)            (565)            (693)          (1,075)
 Interest expense                                1,111            1,258            2,272            2,372
 Other                                               -           (1,962)               -           (1,962)
                                              --------         --------         --------         --------
                                                   751           (1,269)           1,579             (665)
                                              --------         --------         --------         --------

Income before income taxes                       5,123            5,938            8,860            9,352

Provision for income taxes                       2,408            2,891            4,164            4,596
                                              --------         --------         --------         --------

Net income                                    $  2,715         $  3,047         $  4,696         $  4,756
                                              ========         ========         ========         ========

Net income per common share                   $    .31         $    .36         $    .54         $    .56
                                              ========         ========         ========         ========

Weighted average common shares and
common share equivalents outstanding             8,655            8,563            8,638            8,485
                                              ========         ========         ========         ========

See accompanying notes to consolidated financial statements.

                      PINKERTON'S, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                     FOR THE SIX PERIODS ENDED
                                                                       ------------------------------------------------------
                                                                             JUNE 13, 1997                JUNE 14, 1996
                                                                       --------------------------   -------------------------

OPERATING ACTIVITIES:
Net income                                                                      $  4,696                    $  4,756
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization of intangible assets                                                 4,444                       4,250
 Depreciation and other amortization                                               3,399                       3,402
 Provision for losses on doubtful receivables                                        290                         582
 Deferred income taxes                                                            (1,612)                     (2,020)

Changes in assets, liabilities and stockholders' equity:
 Accounts receivable                                                              (5,728)                     (5,122)
 Inventory                                                                           701                         671
 Prepaid expenses and taxes                                                        2,678                       7,642
 Other assets                                                                     (3,845)                     (1,909)
 Accounts payable                                                                 (1,028)                     (1,704)
 Accrued and other non-current liabilities                                           548                       4,172
 Income taxes payable                                                              2,286                       2,290
 Foreign currency revaluation of net assets                                         (340)                       (350)
                                                                                --------                    --------

Net cash provided by operating activities                                          6,489                      16,660
                                                                                --------                    --------

INVESTING ACTIVITIES:
Purchase of marketable securities                                                 (3,081)                    (10,925)
Sales/redemptions of marketable securities                                         9,534                       8,914
Purchase of equipment and leasehold improvements                                  (2,692)                     (2,616)
Payments for net assets of acquired businesses, net
   of cash acquired                                                              (21,453)                     (2,484)
                                                                                --------                    --------

Net cash used in investing activities                                            (17,692)                     (7,111)
                                                                                --------                    --------

FINANCING ACTIVITIES:
Principal repayment of long-term debt                                               (592)                          -
Exercise of stock options                                                            153                          95
Redemption of preferred stock                                                          -                         (15)
                                                                                --------                    --------

Net cash (used in) provided by financing activities                                 (439)                         80
                                                                                --------                    --------

Net (decrease) increase in cash                                                  (11,642)                      9,629

Cash and cash equivalents at beginning of year                                    33,761                      20,215
                                                                                --------                    --------

Cash and cash equivalents at end of period                                      $ 22,119                    $ 29,844
                                                                                ========                    ========

See accompanying notes to consolidated financial statements.

                       PINKERTON'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  PRESENTATION OF FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarters and six periods ended June 13, 1997 and June 14, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these consolidated financial statements are adequate to make the information presented not misleading.

The following material is written with the presumption that the users of the interim financial statements have read or have access to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 1996 and the Company's 1996 Annual Report to Stockholders. The 1996 Annual Report contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 27, 1996 and for the year then ended. The results of operations for the fiscal quarters and six periods ended June 13, 1997 and June 14, 1996 are not necessarily indicative of the results for a full year.

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

(4)  NEWLY ISSUED ACCOUNTING STANDARDS

The Company will implement the provisions of Financial Accounting Standards Board No. 128, Earnings Per Share, effective December 26, 1997. The Company expects that the implementation of this new accounting standard will not have a material impact on the reported earnings per share.

(5)  STOCK SPLIT

The Company's Board of Directors approved a three-for-two stock split effected in the form of a 50 percent stock dividend to stockholders of record on August 7, 1997, with the stock split to be recorded and distributed on August 27, 1997. The Bank of New York will act as the transfer agent in the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX PERIODS ENDED JUNE 13, 1997 AND JUNE 14, 1996.

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

RESULTS OF OPERATIONS

Service Revenues -

The Company's service revenues increased by $29.9 million, or 14.9%, from $200.9 million in the second quarter of 1996 to $230.8 million in the second quarter of 1997. For the six periods ended June 13, 1997 and June 14, 1996, service revenues increased by $50.3 million, or 12.5%, from $401.0 million in 1996 to $451.3 million in 1997.

Domestic Service Revenues -

The Company's domestic service revenues increased by $18.1 million, or 10.8%, from $167.8 million in the second quarter of 1996 to $185.9 million in the second quarter of 1997. For the six periods ended June 13, 1997 and June 14, 1996, domestic service revenues increased by $25.6 million, or 7.6%, from $337.0
million in 1996 to $362.6 million in 1997.   The increase in the second quarter
reflects the revenues of acquired systems integration businesses of $3.8 million and service revenue increases of $14.3 million. The increase in the six periods reflects the revenues of acquired systems integration businesses of $8.3 million and service revenue increases of $17.3 million.

International Service Revenues -

Service revenues of the Company's international operations increased by $11.8 million, or 35.6%, from $33.1 million in the second quarter of 1996 to $44.9 million in the second quarter of 1997. For the six periods ended June 13, 1997 and June 14, 1996, service revenues of the Company's international operations increased by $24.7 million, or 38.6%, from $64.0 million in 1996 to $88.7 million in 1997. The increase in the second quarter reflects the revenues of acquired businesses of $7.8 million and $4.0 million of additional business.
The increase for the six periods reflects the revenues of acquired businesses of $15.8 million, $8.6 million of additional business and foreign currency exchange increases of $0.3 million.

Cost of Services and Gross Profit -

The Company's cost of services increased by $26.3 million, or 14.9%, from $176.9 million in the second quarter of 1996 to $203.2 million in the second quarter of 1997. Cost of services in the first six periods of 1996 increased by $43.7 million, or 12.4%, from $353.8 million in 1996 to $397.5 million in 1997. These increases were primarily due to payroll and related expenses accompanying the acquired businesses and the increase in service revenues, as described above, reduced by cost efficiencies resulting from the Company's ongoing efforts to reduce certain costs of services.

Gross profit as a percentage of service revenues increased from 11.9% in the second quarter of 1996 to 12.0% in the second quarter of 1997. For the six periods ended June 13, 1997 and June 14, 1996, the gross profit percentage increased from 11.8% in 1996 to 11.9% in 1997. These increases reflect in part the cost efficiencies described above. Gross profit was also favorably impacted by the inclusion of the Company's security systems integration operations acquired after June 14, 1996, which typically experience higher gross margins than the Company's security service operations, and the operations of WKD Security GmbH, acquired on January 1, 1997. WKD has historically experienced higher gross margins than the Company's domestic security service operations.

Operating Expenses -

Operating expenses increased by $2.7 million, or 15.7%, from $17.2 million in the second quarter of 1996 to $19.9 million in the second quarter of 1997. For the six periods ended June 13, 1997 and June 14, 1996, operating expenses increased by $4.7 million, or 13.7%, from $34.2 million in 1996 to $38.9 million in 1997. As a percentage of service revenues, operating expenses were 8.6% for both the quarter and six periods ended June 13, 1997, and 8.6% and 8.5%, respectively, for the comparable 1996 periods.

Amortization -

Amortization of intangible assets decreased by $0.3 million from $2.1 million in the second quarter of 1996 to $1.8 million in the second quarter of 1997, primarily reflecting a change in amortization related to an adjustment to a preliminary estimate of intangible assets related to the WKD acquisition. For the six periods ended June 13, 1997 and June 14, 1996, amortization increased $0.1 million, from $4.3 million in 1996 to $4.4 million in 1997. This reflects additional amortization of intangible assets arising from 1996 and 1997 acquisitions less the amortization adjustment discussed above.

Operating Profit -

Operating profit was $5.9 million, or 2.5% of service revenues, for the second quarter of 1997 as compared to $4.7 million, or 2.3% of service revenues, for the same period last year. For the six periods ended June 13, 1997, operating profit was $10.4 million, or 2.3%, of service revenues, as compared to $8.7 million, or 2.2% of service revenues, in the corresponding 1996 period. Operating profit increased as a percentage of revenues due to improved gross profit margins, partially offset by an increase in operating expenses discussed above.

Other Income -

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

Income Taxes -

The effective tax rate for the six periods ended June 13, 1997 was 47.0% as compared to 49.1% in 1996. The lower tax rate in 1997 is primarily attributable to the recognition of job-related tax credits that are newly available to the Company.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

At June 13, 1997, the Company had $22.1 million in cash, a decrease of $11.6 million from December 27, 1996; and $2.0 million in marketable securities, a $6.5 million decrease from December 27, 1996. Net cash provided by operating activities of $6.5 million was reduced by $17.7 million of net cash payments relating to investing activities and $0.4 million of net cash payments relating to financing activities. The Company's principal investing activities during the first six periods of 1997 were acquisitions ($21.5 million), net redemptions of marketable securities ($6.5 million), and purchases of computer and other equipment ($2.7 million). The Company's principal financing activities during the first six periods of 1997 were a $0.6 million payment on the revolving line of credit and $0.2 million of cash receipts related to the exercise of stock options.

The Company has an acquisitions program intended to implement its strategy to become a world-class, global security solutions provider. The Company also has an ongoing program to replace capital equipment as required. Both of these activities will continue for the foreseeable future.

Pinkerton's cash needs during the first six months of each year are greater because of higher payroll taxes. In addition, the Company is required to make annual principal payments of approximately $8.6 million (in the month of June) through the year 2000 in repayment of its Senior Notes. Semi-annual interest payments of approximately $1.8 million and $1.3 million related to the Senior Notes are due in June and December 1997, respectively. The principal and interest payments described above to be made in June 1997 occur in the Company's third fiscal quarter.

The Company has an unsecured revolving credit facility with a group of banks.
On June 27, 1997, the facility was amended to increase the available borrowings from up to $70.0 million to up to $100.0 million, of which $50.0 million may be letters of credit. No cash borrowings have been made during the first six periods of 1997. At June 13, 1997 there were DM 17.0 million ($10.1 million) of cash borrowings outstanding under the revolving line of credit and $34.5 million in letters of credit had been issued by the Company to secure obligations under the Company's self-insurance programs.

The Company believes existing liquid resources, cash generated from operations and funds available under the revolving credit facility are sufficient for regular operating and capital requirements during the next 12 months. The Company also has access to capital markets, if necessary, to raise funds for acquisitions and other investments for business growth.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The 1997 Annual Meeting of Stockholders of the Company was held on April 24, 1997. At the Annual Meeting the stockholders elected three directors of the Company for a term of three years, approved the annual incentive compensation plan for the President and Chief Executive Officer, and ratified the selection of the Company's independent auditors for the current fiscal year.

      The votes for the election of directors were:

                                                         Shares Voted "FOR"                   Shares "WITHHELD"
                                                  ---------------------------------   ----------------------------------

       John A. Gavin                                           7,439,943                              11,842
       Robert H. Smith                                         7,440,693                              11,092
       Thomas W. Wathen                                        7,440,543                              11,242

      The votes for the approval of the annual incentive compensation plan for the President and Chief Executive Officer were:

               Shares Voted "FOR"                      Shares voted "AGAINST"                Abstentions/ Non-Votes
       --------------------------------------   -------------------------------------   ----------------------------------
                   7,397,182                                    40,775                                13,828


      The votes for the ratification of the selection of independent auditors were:

               Shares Voted "FOR"                      Shares voted "AGAINST"                  Abstentions/ Non-Votes
       --------------------------------------   -------------------------------------   ----------------------------------
                   7,442,192                                     1,366                                 8,227


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         10.1 Amendment No. 5 to the Employment Agreement between Denis R. Brown and the Registrant, dated as of February 18, 1997.
         11.   Computation of Earnings Per Share (Unaudited)
         27.   Financial Data Schedule

  (b)    Reports on Form 8-K
         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                              PINKERTON'S, INC.

Date: July 25, 1997                                       BY: /S/            JAMES P. McCLOSKEY
                                                              -----------------------------------------------
                                                                             James P. McCloskey
                                                          ITS:          Executive Vice President and
                                                                           Chief Financial Officer
                                                                        (Principal Financial Officer)



Date: July 25, 1997                                       BY: /S/            STEVEN A. LINDSEY
                                                              -----------------------------------------------
                                                                             Steven A. Lindsey
                                                          ITS:         Vice President and Controller
                                                                       (Principal Accounting Officer)