Form 10-Q
period 1997-09-05
PINKERTONS INC
filed 1997-10-17
CIK 78666

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 5, 1997
                               ---------------------

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                        ---

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on October 3, 1997 was 12,573,396.

                       PINKERTON'S, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX



PART I. FINANCIAL INFORMATION                                  PAGE NO.
                                                               --------

Item 1. Financial Statements (Unaudited)

 Consolidated Balance Sheets-
   September 5, 1997 and December 27, 1996..................         3

 Consolidated Statements of Earnings-
   For the Quarters and Nine Periods Ended September 5,
    1997 and September 6, 1996..............................         4

 Consolidated Statements of Cash Flows-
   For the Nine Periods Ended September 5, 1997 and
   September 6, 1996........................................         5

 Notes to Consolidated Financial Statements.................       6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......      8-10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................        10

Signatures..................................................        11


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PINKERTON'S, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              SEPTEMBER 5,
                                                                                  1997                DECEMBER 27,
                                ASSETS                                         (Unaudited)                1996
                                                                          ---------------------   ---------------------

Current assets:
 Cash and cash equivalents                                                            $  7,969                $ 33,761
 Investment in marketable securities                                                     8,000                   8,460
 Accounts receivable (includes unbilled amounts of
   $35,341 in 1997 and $30,196 in 1996)                                                151,158                 137,055
   Less allowance for doubtful receivables                                               2,889                   2,572
                                                                                      --------                --------
                                                                                       148,269                 134,483
                                                                                      --------                --------

 Inventory                                                                               3,080                   3,799
 Prepaid expenses and taxes                                                              7,395                  11,566
 Deferred income taxes                                                                   7,452                   7,121
                                                                                      --------                --------
       Total current assets                                                            182,165                 199,190
                                                                                      --------                --------

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization of
 $31,001 in 1997 and $26,818 in 1996                                                    15,080                  14,977

Other assets:
 Intangible assets, net                                                                 70,720                  57,311
 Deferred income taxes                                                                  24,541                  23,467
 Other                                                                                  24,114                  20,336
                                                                                      --------                --------
                                                                                       119,375                 101,114
                                                                                      --------                --------
                                                                                      $316,620                $315,281
                                                                                      ========                ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                     $ 11,006                $  9,790
 Accrued liabilities                                                                    81,273                  76,366
 Income taxes payable                                                                    1,594                       -
 Current maturities of long-term debt                                                    8,575                   8,575
                                                                                      --------                --------
       Total current liabilities                                                       102,448                  94,731
                                                                                      --------                --------

Accrued retirement benefits and other non-current liabilities                           51,853                  52,856

Long-term debt, less current maturities                                                 25,997                  37,313

Commitments and contingencies

Stockholders' equity:
 Common stock                                                                                8                       8
 Additional paid-in capital                                                             75,216                  74,887
 Other adjustments                                                                      (7,903)                 (5,441)
 Retained earnings                                                                      69,001                  60,927
                                                                                      --------                --------
                                                                                       136,322                 130,381
                                                                                      --------                --------
                                                                                      $316,620                $315,281
                                                                                      ========                ========
See accompanying notes to consolidated financial statements.

                       PINKERTON'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   FOR THE QUARTER ENDED                  FOR THE NINE PERIODS ENDED
                                           ---------------------------------------   ---------------------------------------
                                           SEPTEMBER 5, 1997    SEPTEMBER 6, 1996    SEPTEMBER 5, 1997    SEPTEMBER 6, 1996
                                           ------------------   ------------------   ------------------   ------------------
Service revenues                                  $233,736             $207,496             $684,993             $608,450

Cost of services                                   204,001              179,938              601,525              533,716
                                                  --------             --------             --------             --------

Gross profit                                        29,735               27,558               83,468               74,734

Operating expenses                                  19,587               19,145               58,437               53,384
Amortization of intangible assets                    2,161                2,102                6,605                6,352
                                                  --------             --------             --------             --------

Operating profit                                     7,987                6,311               18,426               14,998

Other (income) deductions:
 Interest income                                      (283)                (621)                (976)              (1,696)
 Interest expense                                    1,016                  987                3,288                3,359
 Other                                                   -                    -                    -               (1,962)
                                                  --------             --------             --------             --------
                                                       733                  366                2,312                 (299)
                                                  --------             --------             --------             --------

Income before income taxes                           7,254                5,945               16,114               15,297

Provision for income taxes                           3,876                2,914                8,040                7,510
                                                  --------             --------             --------             --------

Net income                                        $  3,378             $  3,031             $  8,074             $  7,787
                                                  ========             ========             ========             ========

Net income per common share                           $.26                 $.24                 $.62                 $.61
                                                  ========             ========             ========             ========

Weighted average common shares and
 common share equivalents outstanding               13,204               12,806               13,040               12,753
                                                  ========             ========             ========             ========

See accompanying notes to consolidated financial statements.

                       PINKERTON'S, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (In thousands)

                                                                                         FOR THE NINE PERIODS ENDED
                                                                           ------------------------------------------------------
                                                                               SEPTEMBER 5, 1997            SEPTEMBER 6, 1996
                                                                            --------------------------   -------------------------
OPERATING ACTIVITIES:
Net income                                                                              $  8,074                    $  7,787
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization of intangible assets                                                         6,605                       6,352
 Depreciation and other amortization                                                       5,126                       5,170
 Provision for losses on doubtful receivables                                                540                         914
 Deferred income taxes                                                                    (1,405)                     (2,354)

Changes in assets, liabilities and stockholders' equity:
 Accounts receivable                                                                     (10,394)                    (13,033)
 Inventory                                                                                 1,250                         377
 Prepaid expenses and taxes                                                                4,461                       5,158
 Other assets                                                                             (4,551)                     (3,151)
 Accounts payable                                                                            338                        (542)
 Accrued and other non-current liabilities                                                (2,222)                      4,871
 Income taxes payable                                                                      1,594                       2,068
 Foreign currency revaluation of net assets                                                 (796)                         38
                                                                                        --------                    --------

Net cash provided by operating activities                                                  8,620                      13,655
                                                                                        --------                    --------

INVESTING ACTIVITIES:
Purchase of marketable securities                                                        (11,081)                    (19,077)
Sales/redemptions of marketable securities                                                11,541                      18,382
Purchase of equipment and leasehold improvements                                          (3,699)                     (4,688)
Payments for net assets of acquired businesses, net
   of cash acquired                                                                      (21,793)                     (5,125)
                                                                                        --------                    --------

Net cash used in investing activities                                                    (25,032)                    (10,508)
                                                                                        --------                    --------

FINANCING ACTIVITIES:
Principal repayment of long-term debt                                                     (9,709)                     (8,575)
Exercise of stock options                                                                    329                         223
Redemption of preferred stock                                                                  -                         (15)
                                                                                        --------                    --------

Net cash used in financing activities                                                     (9,380)                     (8,367)
                                                                                        --------                    --------

Net decrease in cash                                                                     (25,792)                     (5,220)

Cash and cash equivalents at beginning of year                                            33,761                      20,215
                                                                                        --------                    --------

Cash and cash equivalents at end of period                                              $  7,969                    $ 14,995
                                                                                        ========                    ========

See accompanying notes to consolidated financial statements.

                       PINKERTON'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  PRESENTATION OF FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the fiscal quarters and nine periods ended September 5, 1997 and September 6, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these consolidated financial statements are adequate to make the information presented not misleading.

The following material is written with the presumption that the users of the interim financial statements have read or have access to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 1996 and the Company's 1996 Annual Report to Stockholders. The 1996 Annual Report contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 27, 1996 and for the year then ended. The results of operations for the fiscal quarters and nine periods ended September 5, 1997 and September 6, 1996 are not necessarily indicative of the results for a full year.

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

(4)  NEWLY ISSUED ACCOUNTING STANDARDS

The Company will implement the provisions of Financial Accounting Standards Board No. 128, Earnings Per Share, effective with the Company's fiscal year ending December 26, 1997. The Company expects that the implementation of this new accounting standard will not have a material impact on the reported earnings per share.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 130 on its consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 131 on its consolidated financial statements.

(5)    STOCK SPLIT

On August 27, 1997, a three-for-two stock split in the form of a 50 percent stock dividend was distributed. All per share amounts in the Company's consolidated financial statements herein have been adjusted accordingly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE PERIODS ENDED SEPTEMBER 5, 1997 AND SEPTEMBER 6, 1996.

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

RESULTS OF OPERATIONS

Service Revenues -

The Company's service revenues increased by $26.2 million, or 12.6%, from $207.5 million in the third quarter of 1996 to $233.7 million in the third quarter of 1997. For the nine periods ended September 5, 1997 and September 6, 1996, service revenues increased by $76.6 million, or 12.6%, from $608.4 million in 1996 to $685.0 million in 1997.

Domestic Service Revenues -

The Company's domestic service revenues increased by $17.3 million, or 10.0%, from $172.2 million in the third quarter of 1996 to $189.5 million in the third quarter of 1997. For the nine periods ended September 5, 1997 and September 6, 1996, domestic service revenues increased by $42.9 million, or 8.4%, from $509.2 million in 1996 to $552.1 million in 1997. The increase in the third quarter reflects the revenues of acquired systems integration businesses of $3.7 million and service revenue increases of $13.6 million. The increase in the nine periods reflects the revenues of acquired systems integration businesses of $12.7 million and service revenue increases of $30.2 million.

International Service Revenues -

Service revenues of the Company's international operations increased by $8.9 million, or 25.2%, from $35.3 million in the third quarter of 1996 to $44.2 million in the third quarter of 1997. For the nine periods ended September 5, 1997 and September 6, 1996, service revenues of the Company's international operations increased by $33.7 million, or 34.0%, from $99.2 million in 1996 to $132.9 million in 1997. The increase in the third quarter reflects the revenues of acquired businesses of $6.8 million and $2.1 million of net additional business. The increase for the nine periods reflects the revenues of acquired businesses of $22.6 million, $11.0 million of net additional business and foreign currency exchange increases of $0.1 million.

Cost of Services and Gross Profit -

The Company's cost of services increased by $24.1 million, or 13.4%, from $179.9 million in the third quarter of 1996 to $204.0 million in the third quarter of 1997. Cost of services in the first nine periods of 1996 increased by $67.8 million, or 12.7%, from $533.7 million in 1996 to $601.5 million in 1997. The increase in cost of services for the third quarter reflects payroll and related expenses accompanying the acquired businesses and increased service revenues discussed above, increased insurance costs, as well as increased costs in the Company's international and systems integration businesses. Increased costs in the Company's systems integration businesses occurred primarily as a result of the ongoing consolidation of the Company's acquired system integration businesses into a national organization pursuant to the Company's strategic plan. Increased costs also were incurred as a result of the Company's realignment of certain international operations.

Gross profit as a percentage of service revenues decreased from 13.3% in the third quarter of 1996 to 12.7% in the third quarter of 1997. For the nine periods ended September 5, 1997 and September 6, 1996, the gross profit percentage decreased from 12.3% in 1996 to 12.2% in 1997. The decrease occurred as a result of lower gross margins in the Company's system integration operations and international operations occurring primarily as a result of the increased costs discussed above, partially offset by a billing adjustment with a major customer.

Operating Expenses -

Operating expenses increased by $0.5 million, or 2.6%, from $19.1 million in the third quarter of 1996 to $19.6 million in the third quarter of 1997. For the nine periods ended September 5, 1997 and September 6, 1996, operating expenses increased by $5.0 million, or 9.4%, from $53.4 million in 1996 to $58.4 million in 1997. As a percentage of service revenues, operating expenses were 8.4% and 8.5% respectively, for the quarter and nine periods ended September 5, 1997, and 9.2% and 8.8%, respectively, for the comparable 1996 periods. Operating expenses also reflect costs incurred to realign certain international operations.

Amortization -

Amortization of intangible assets increased by $0.1 million from $2.1 million in the third quarter of 1996 to $2.2 million in the third quarter of 1997. For the nine periods ended September 5, 1997 and September 6, 1996, amortization increased $0.2 million, from $6.4 million in 1996 to $6.6 million in 1997.
These increases reflect additional amortization of intangible assets arising from 1996 and 1997 acquisitions.

Operating Profit -

Operating profit was $8.0 million, or 3.4% of service revenues, for the third quarter of 1997 as compared to $6.3 million, or 3.1% of service revenues, for the same period last year. For the nine periods ended September 5, 1997, operating profit was $18.4 million, or 2.7%, of service revenues, as compared to $15.0 million, or 2.5% of service revenues, in the corresponding 1996 period. Operating profit increased as a percentage of revenues primarily due to a decrease in operating expenses as a percentage of revenues.

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

Income Taxes -

The effective tax rate for the third quarter of 1997 was 53.4% as compared to 49.0% in 1996. The effective tax rate for the nine periods ended September 5, 1997 was 49.9% as compared to 49.1% in 1996. The higher tax rates in 1997 are primarily attributable to realignment costs and losses in certain international operations for which there are no corresponding tax benefits, partially offset by the recognition of job-related tax credits that are newly available to the Company in 1997.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

At September 5, 1997, the Company had $8.0 million in cash, a decrease of $25.8 million from December 27, 1996; and $8.0 million in marketable securities, a $0.5 million decrease from December 27, 1996. Net cash provided by operating activities of $8.6 million was reduced by $25.0 million of net cash payments relating to investing activities and $9.4 million of net cash payments relating to financing activities. The Company's principal investing activities during the first nine periods of 1997 were acquisitions ($21.8 million), purchases of computer and other equipment ($3.7 million) and net redemptions of marketable securities ($0.5 million). The Company's principal financing activities during the first nine periods of 1997 were payment of an annual principal installment of $8.6 million reducing the Company's long-term debt, $1.1 million of payments on the revolving line of credit and $0.3 million of cash receipts related to the exercise of stock options.

The Company has an acquisitions program intended to implement its strategy to become a world-class, global security solutions provider. The Company also has an ongoing program to replace capital equipment and upgrade systems as required. These activities will continue for the foreseeable future.

Pinkerton's cash needs during the first six months of each year are greater because of higher payroll taxes. In addition, the Company is required to make annual principal payments of approximately $8.6 million (in the month of June) through the year 2000 in repayment of its Senior Notes. The principal and interest payments due in June 1997 occurred in the Company's third fiscal quarter. A semi-annual interest payment of approximately $1.3 million related to the long-term debt is due in December 1997.

The Company has an unsecured revolving credit facility with a group of banks.
On June 27, 1997, the facility was amended to increase the available borrowings from up to $70.0 million to up to $100.0 million, of which $50.0 million may be letters of credit. No cash borrowings have been made during the first nine periods of 1997. At September 5, 1997 there were DM 16.0 million ($8.9 million) of cash borrowings outstanding under the revolving line of credit and $34.5 million in letters of credit had been issued by the Company to secure obligations under the Company's self-insurance programs.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits

      10.1 Second Amendment to Revolving Credit Agreement dated as of June 27, 1997
      11.   Computation of Earnings Per Share (Unaudited)
      27.   Financial Data Schedule

 (b)  Reports on Form 8-K
      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PINKERTON'S, INC.

Date: October 16, 1997                 BY: /s/ JAMES P. McCLOSKEY
                                          ----------------------------------
                                               James P. McCloskey
                                       ITS:    Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date: October 16, 1997                 BY: /s/ STEVEN A. LINDSEY
                                          ----------------------------------
                                               Steven A. Lindsey
                                       ITS:    Vice President and Controller
                                               (Principal Accounting Officer)