Form 10-K405
period 1997-12-26
PINKERTONS INC
filed 1998-03-26
CIK 78666

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
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED                         DECEMBER 26, 1997
                         -------------------------------------------------------
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________________ TO _______________________
COMMISSION FILE NUMBER:  1-11841

                               PINKERTON'S, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      13-5318100
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

       15910 VENTURA BOULEVARD, SUITE 900, ENCINO, CALIFORNIA 91436-2810
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 380-8800
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 4, 1998 WAS $203,087,746 (EXCLUDING STOCK HELD BY DIRECTORS AND EXECUTIVE OFFICERS WITHOUT DETERMINING AFFILIATE STATUS).

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.001 PER SHARE, OUTSTANDING ON MARCH 4, 1998 WAS 12,596,587.

                     DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S 1997 ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 26, 1997 ARE INCORPORATED BY REFERENCE IN PARTS I AND II
HEREOF. WITH THE EXCEPTION OF THOSE PORTIONS WHICH ARE EXPRESSLY INCORPORATED BY REFERENCE IN THE ANNUAL REPORT ON FORM 10-K, THE REGISTRANT'S 1997 ANNUAL REPORT TO STOCKHOLDERS IS NOT DEEMED FILED AS PART OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PRIOR TO THE EXPIRATION OF 120 DAYS AFTER DECEMBER 26, 1997, IN CONNECTION WITH THE REGISTRANT'S ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 30, 1998, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

================================================================================

                                    PART I

ITEM 1.   BUSINESS

GENERAL

Pinkerton's, Inc. (with its consolidated subsidiaries, "Pinkerton" or the "Company") is one of the world's leading providers of contract security and security-related services. The Company, which was founded in 1850 by the original "private eye," Allan Pinkerton, provides uniformed security officer services to over 80% of the United States "Fortune 1000" companies. In addition to security officer services, Pinkerton provides security systems design and integration services, security consulting, pre-employment background verification and assessment services, general, undercover and specialized investigations, and patrol and alarm response services. The Company operates over 250 offices in the United States, Canada, Latin America, Mexico, Europe and Asia and has more than 47,000 employees.

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

In 1997 Pinkerton made further progress towards its strategy of being a world-class, global security solutions provider. The Company made progress in building its security systems integration business, a keystone of this strategy, by acquiring two regional systems integrators another in January 1997. Pinkerton is now one of the largest independent security systems integrators in the world and continues to seek acquisitions to build this capability nationwide. In January 1997, the Company acquired WKD Security GmbH, a security service provider in Germany, and, in June 1997, acquired a 50% interest in Steel S.A., a security service provider in Santiago, Chile. To broaden the spectrum of services and products provided by Pinkerton, the Company continued its strategy of forming strategic alliances with companies having expertise in areas such as electronic data and computer network security and workplace violence and crisis. During 1997 the Company continued to launch a variety of initiatives intended to make total quality and continuous improvement a permanent way of life at Pinkerton.

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

SECURITY OFFICER SERVICES

Pinkerton's principal business consists of providing security officer services to a wide variety of industrial, commercial and retail businesses, hospitals, governmental units and sponsors of special events. Security services include the furnishing of uniformed security officers and other personnel to perform services associated with physical security and protection. Depending on the needs of the client, security officers are on hand, often around-the-clock, to provide facility security, access control, personnel security checks and traffic and parking control and to protect against fire, theft, sabotage and safety hazards. In addition, Pinkerton security officers respond to emergency situations and report fires, intrusions, natural disasters, work accidents and medical crises to appropriate authorities. Pinkerton provides specialized vehicle patrol and inspection services and alarm monitoring and response services. Although Pinkerton supplies both armed and unarmed security officers, the vast majority are unarmed.

Security officer services are generally provided under specific contracts in which Pinkerton assumes responsibility to employ, schedule and pay all security officers and to provide uniforms, equipment, training, supervision, fringe benefits, bonding and workers' compensation insurance. Pinkerton customarily charges its clients for its services at an hourly rate per officer. The contract may provide for a fixed or variable hourly rate. Contracts between Pinkerton and its clients are frequently the result of competitive bidding. Most contracts extend for one year but are often terminable on relatively short notice (usually 30-90 days) by either party.

In fiscal years 1995, 1996 and 1997, security officer services accounted for approximately 96%, 92% and 90%, respectively, of the Company's revenues.

SECURITY SYSTEMS INTEGRATION SERVICES

Pinkerton integrates diverse electronic security systems, such as closed circuit television, access control, fire and burglar alarms, communications, digital badging and network security, into a coherent interrelated operating system that enhances security and automates alarm response. The Company also provides ongoing maintenance of such systems. Pinkerton has supplier and distribution agreements with the manufacturers of the equipment that the Company believes best meets client needs. The equipment used by Pinkerton is widely available from several suppliers. Management believes that, in order to service an installed security system effectively, a service provider must be located within a three to four hour drive of the client. Pinkerton currently provides these services in many, but not all, regions in the United States, and in some international areas. The Company expects to continue to expand these services by growing internally and by acquiring additional regional security systems integration companies in order to assemble nationwide capabilities.

ELECTRONIC SYSTEM MONITORING SERVICES

Through its Advanced Technology Center, located near Atlanta, Georgia, Pinkerton provides equipment and alarm monitoring services. Such services primarily involve remote monitoring of security systems, card access and video systems, event monitoring and service automation. The center can monitor many types of electronic systems, such as credit card blocking, card access systems for office buildings and emergency telephones in elevators. The Company also maintains central monitoring stations in Alaska, Ontario, Quebec, Germany, the Czech Republic and the United Kingdom.

SECURITY CONSULTING SERVICES

Pinkerton provides security consulting services worldwide. These services include security surveys, assessments, contingency and crisis planning, design and engineering services including computer-aided designs and specifications and systems design. Pinkerton also provides project management services, including quality assurance, construction and budget management and technical documentation. The Company's global risk intelligence service provides daily, weekly and monthly assessments of international travel and asset risk related to terrorism, crime and political instability.

INVESTIGATION AND OTHER SECURITY-RELATED SERVICES AND PRODUCTS

Pinkerton provides investigation services on a global basis to a diverse array of businesses, including general and undercover investigations as well as insurance and other fraud investigations, surveillance, personal background checks, mystery shopping, business due diligence investigations, counterfeiting and intellectual property infringement investigations. Pinkerton also provides workplace violence prevention and management services as well as investigations related to kidnap and ransom and product contamination incidents.

Pinkerton usually offers investigation services to clients on a specific project basis and charges its clients an hourly rate for services performed. Pinkerton occasionally performs such services on a retainer or fixed fee basis. Most agreements between Pinkerton and its clients covering investigation services provide that Pinkerton or the client may terminate their relationship at any time. Pinkerton, as a matter of Company policy, does not perform family or domestic relations investigations, political investigations or generally work on behalf of plaintiffs in civil litigation or defendants in criminal litigation.

PRE-EMPLOYMENT AND WORKPLACE SERVICES

Pinkerton offers information solutions for workplace issues through its employee selection and internal communications program. Pinkerton helps companies minimize the risks and business abuses associated with unqualified and poorly trained employees that can significantly affect a company's bottom line. Pinkerton provides hiring tools and strategies implemented with technology to assist its clients in their attempts to hire qualified, honest employees and to minimize negligent hiring concerns, reduce turnover, and increase productivity. Pinkerton's employee background investigation software allows its clients to interface electronically with its Information Center in Charlotte, North Carolina facilitating requests for background information. In addition, Pinkerton's internal communications services help clients educate employees on ethics, compliance, loss prevention, safety and other workplace issues. Pinkerton also provides a toll-free "hotline" service for reporting of ethical misconduct, employee concerns or security and safety incidents through Pinkerton's AlertLine information center 24 hours a day, seven days a week.

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

COMPETITION

The market for all of Pinkerton's services is highly fragmented and competitive. Domestically, there are approximately ten national security officer and investigation services companies, of which Pinkerton believes it is the second largest based upon annual revenues from security related services. The Company also competes with large national and multinational security officer companies in certain of its overseas markets and with numerous smaller regional and local companies providing similar services in the United States and international markets.

In 1996 Pinkerton became, and during 1997 continued to be, one of the largest independent security systems integrators in the United States on the basis of annual revenue. There are many security product manufacturers that sell and install their own manufactured products and, to various degrees, integrate them with other products; and there are numerous smaller regional and local security systems installers and integrators in the United States and international markets.

Competition in the security officer service industry and in the Company's other service areas is intense and is based primarily on price in relation to the quality of service; the scope of services performed; the extent and quality of security officer supervision, recruiting, selection and training; and local and/or national reputation.

CLIENTS: DOMESTIC AND INTERNATIONAL

The Company provides services to more than 80% of the United States "Fortune 1000" companies. Internationally, the Company provides security officer and investigation services to firms in the financial, manufacturing, retail and transportation areas, as well as the United States and foreign governments. The Company's largest client, General Motors Corporation, contracts for over 145,000 security officer hours per week. In 1997, the security services Pinkerton provides to General Motors expanded to include investigations, executive protection and technology support. Total revenue under this contract accounted for approximately 13% of the Company's revenue in 1997. The loss of sales to any single client, with the exception of General Motors, would not have a material adverse effect on the Company. The Company's agreements to supply contract security to General Motors currently extends to 1999.

EMPLOYEES, MANAGEMENT AND TRAINING

Pinkerton believes that the quality of its security officers is key to its ability to offer world-class service. Pinkerton's policy is to subject all employee candidates to a selection process involving an integrity and work ethic test, a structured computer-assisted employment interview, a background verification and records check, and a series of interviews.

Pinkerton's training efforts consist of providing employees with field manuals, training films, tests, client-specific operating instructions and weekly recorded telephone updates. All security district managers, operations managers and field supervisors also must complete Pinkerton's proprietary, accredited Advanced Certification Training Course. In addition, Pinkerton encourages all of its security officers to take this course.

Many applicants for investigative positions have had experience in law enforcement, the insurance industry or military branches specializing in investigation prior to joining Pinkerton and, as such, are trained professionals with field experience. Once on the job, Pinkerton provides investigators with field manuals and periodic training.

Pinkerton has more than 47,000 employees. At any given time, up to approximately one-third of the Company's employees are considered part-time employees. Collective bargaining agreements cover approximately 5% of its employees in the United States, approximately 81% of its employees in Canada and approximately 94% of its employees in Mexico. The Company is not a party to any collective bargaining agreement covering any of its employees in Europe or Asia, but in Europe is subject to industry-wide collective bargaining agreements. Relations with employees have generally been satisfactory, and Pinkerton has not experienced any significant work stoppages attributable to labor disputes. Security officers and other personnel supplied by Pinkerton to its clients are Pinkerton's employees, even though they may be stationed regularly at a clients' premises.

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

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

See Note 15 to Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders incorporated herein by reference.

NOTE ON FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1996 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results could differ materially from the those expressed in the forward-looking statements. Such uncertainties include, among others, the factors noted under the caption "Outlook: Issues and Risks" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 of this report from the Company's 1997 Annual Report to Stockholders and the following:

     Acquisition Strategy

In fulfilling the Company's long range strategic goals, the Company is actively and currently seeking to expand its business through selected acquisitions which may be substantial in size. Accomplishing this goal will depend on a number of factors, including the Company's ability to identify and acquire acceptable businesses, hire and train qualified managers and integrate new acquisitions into the Company's operations. The process of consummating acquisitions involves greater risks than management of an existing business, and assimilating acquired businesses may be prolonged due to unforeseen difficulties, may require a disproportionate amount of resources and management's attention and may not result in the expected economic benefits. Factors which may affect the success of an acquisition include, among other things, the retention of acquired contracts and management, compatibility of the acquired company's culture with Pinkerton's, the appropriateness of overhead structure in relation to the size of the acquired business and the targeted market and trends affecting the industry generally. There can be no assurance that any one or more acquisition candidates can be identified or acquired at acceptable prices or be successful.

Management may determine that it is necessary or desirable to obtain financing for such acquisitions through bank borrowings or the issuance of debt or equity securities. Debt financing of any such acquisition could increase the leverage of the Company. Equity financing of any such acquisition may dilute the ownership of the Company's stockholders.

Since the beginning of 1995, Pinkerton has acquired eight regional security systems integration businesses. Despite achieving higher gross margins than the Company's security officer business, the Company's security systems integration business has not, in the aggregate, achieved results consistent with management's expectations in part because of the operating expenses associated with assimilating these acquisitions, organizing the division and pursuing additional acquisitions. There can be no assurance that management's anticipated results will be achieved with security systems integration businesses acquired or to be acquired by the Company.

     International  Operations

Pinkerton's international operations are vulnerable to currency fluctuations, the difficulty of doing business in a foreign culture and regulatory environment and potential government and economic instability, particularly in Mexico, where the Company's operations have been negatively impacted by a prior currency devaluation. Moreover, the Company's ability to expand its international presence profitably will depend, in large part, upon its successful completion of acquisitions that carry out its strategic goals in the various markets.

ITEM 2.   PROPERTIES

Pinkerton leases approximately 56,000 square feet of office space in Encino, California for its corporate headquarters. The lease expires in 2003. Pinkerton has two successive options to further extend the lease until 2013.

Except for a few office locations owned by security systems integration subsidiaries, Pinkerton has entered into leases covering each of its office locations. For the year ended December 26, 1997, the aggregate annual rental for all office space under lease, including the Company's foreign operations, was approximately $10.5 million. Leases that expire generally are expected to be renewed or replaced by other leases.

ITEM 3.   LEGAL PROCEEDINGS

The nature of the Company's business subjects it to a significant volume of ordinary, routine claims and lawsuits incidental to such business. The Company maintains self-insurance programs and insurance coverage that it believes are appropriate for its liability risks. Nonetheless, many claims or lawsuits brought against the Company allege substantial damages that, if awarded and ultimately paid by the Company (rather than insurers or indemnitors), could have a material adverse effect on the results of operations or financial condition of the Company. In the opinion of management, based on currently known facts and the advice of legal counsel, there is no single claim or lawsuit, or group of claims or lawsuits based on the same facts, pending against the Company that the disposition of which will have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Set forth below are the names and positions and ages as of the date hereof of the Company's current executive officers.

Denis R. Brown (58) was elected the President and Chief Executive Officer and a director of the Company in April 1994. Prior to joining the Company, Mr. Brown served at Concurrent Computer Corporation as Chairman of the Board and Chief Executive Officer from April 1992 until August 1993, as Chairman of the Board, President and Chief Executive Officer from July 1991 until April 1992, and as Vice Chairman of the Board, President and Chief Executive Officer from September 1990 until July 1991. Mr. Brown served as President and Chief Executive Officer of Penn Central Industries Group from May 1985 until January 1990. Prior to joining Penn Central, Mr. Brown spent 15 years with ITT Corporation, serving as Corporate Vice President and Group Executive of the Defense Space Group and as President of the Defense Communications Division. Mr. Brown is also serving as a director of Farr Company, a producer and distributor of filters and filtration systems, and CalMat Co., a construction materials supplier and property development and management company.

C. Michael Carter (54) has served as Executive Vice President, General Counsel and Corporate Secretary of Pinkerton since joining the Company in September 1994. He directs strategic planning and marketing, corporate development, risk management, contracts and legal. Prior to joining Pinkerton, Mr. Carter served at Concurrent Computer Corporation as Senior Vice President, Operations and Secretary from August 1993 to September 1994, and served as Vice President, General Counsel and Secretary and directed corporate development from May 1987 to August 1993. He also served as a director of Concurrent from June 1994 to September 1994. Prior to his employment at Concurrent, Mr. Carter was Senior Corporate Counsel and Assistant Secretary for RJR Nabisco, Inc. and General Counsel and Secretary of RJ Reynolds Development Corporation. He also held senior positions in legal affairs with The Singer Company, and was an associate with Winthrop, Stimpson, Putnam & Roberts in New York.

James P. McCloskey (57) has served as Executive Vice President and Chief Financial Officer of the Company since joining the Company in October 1994. Prior to joining the Company, Mr. McCloskey served as Vice President Finance, Treasurer and Chief Financial Officer of Concurrent Computer Corporation from 1986 to 1994 and of Sybron Corporation from 1980 to 1986. Prior to that time, Mr. McCloskey held a number of financial and operating positions with W. R. Grace & Company. He began his career with Price Waterhouse.

Don W. Walker (56) was named Executive Vice President, The Americas in March 1997, after serving as Executive Vice President, North American Operations since November 1994. Prior to that he served as Executive Vice President, Investigations since joining the Company in November 1991 and Executive Vice President, Investigations and International Operations since June 1993. Mr. Walker was the founder of Business Risks International ("BRI"), a firm specializing in security consulting, investigations and loss prevention, and served as its President and Chief Executive Officer from September 1985 until joining the Company upon its acquisition of BRI. Prior to founding BRI, Mr. Walker was Assistant General Counsel and Corporate Security Director for Genesco Inc. Mr. Walker also is a former Special Agent of the Federal Bureau of Investigation, and a former President/Chairman of the American Society for Industrial Security.

Anthony R. Miller (57) has served as Corporate Vice President, Total Quality Management since joining the Company in May 1995. Prior to joining the Company, Mr. Miller served as Vice President - Chief Quality Officer of Banc One Services Corporation from May 1990 to July 1994. He served at Citicorp Global Payment Products as Vice President - Director Service Management from 1987 to 1990 and as Vice President - Director of Performance Engineering from 1986 to 1987. Prior to that, Mr. Miller spent four years with American Express and three years with International Telephone & Telegraph in systems development positions.

Michael A. Stugrin (48) has served as Corporate Vice President, Strategic Planning and Marketing since December 1996, after serving as Corporate Vice President, Marketing since joining the Company in May 1995. Prior to joining the Company, Mr. Stugrin served at Concurrent Computer Corporation from 1992 to 1995 in various senior positions, including Director of Strategic Planning, Director of Corporate and Marketing Communications and Director of National Series 3200 Sales. He served at Unisys Corporation from 1984 to 1992 in various senior marketing and communications positions and at Westinghouse Electric Corporation on its Executive Support Staff from 1981 to 1984.

Richard E. Ferens (43) has served as Vice President and Treasurer of the Company since March 1998, Treasurer since March 1997, and as Director of Taxation since joining the Company in November 1995. Prior to joining the Company, Mr. Ferens served at AT&T Corporation as Director of Taxes-Transfer Pricing, from January 1995 to October 1995, and at Concurrent Computer Corporation from October 1988 to December 1994 as Director of Taxation. Prior to Concurrent Computer Corporation. Mr. Ferens spent 10 years with Merck & Company, Inc. in various financial positions.

Steven A. Lindsey (47) has served as Controller of the Company since joining the Company in July 1994, and became Vice President and Controller in March 1997. Prior to joining the Company, Mr. Lindsey served as Corporate Controller at Mitsubishi Electronics of America, Inc. from September 1993 until July 1994. Prior to Mitsubishi, Mr. Lindsey spent 10 years with Standard Brands Paint Co. serving as the Vice President, Treasurer and Controller. He began his career with Arthur Andersen & Co.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is included under the caption "Stock Market Information" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference, except for information regarding the Company's limitations on the ability to pay dividends on its Common Stock, which is provided below in response to this Item.

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

ITEM 6.   SELECTED FINANCIAL DATA

The information called for by this Item is included under the caption "Selected Financial Data" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this Item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is included under the captions "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Changes in Stockholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement filed with the Securities and Exchange Commission prior to the expiration of 120 days after December 26, 1997 in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1998, except for information regarding the executive officers of the Company, which is provided in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement filed with the Securities and Exchange Commission prior to the expiration of 120 days after December 26, 1997 in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement filed with the Securities and Exchange Commission prior to the expiration of 120 days after December 26, 1997 in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated herein by reference to the Company's definitive Proxy Statement filed with the Securities and Exchange Commission prior to the expiration of 120 days after December 26, 1997 in connection with the Company's Annual Meeting of Stockholders to be held on April 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)  Index to Consolidated Financial Statements, Consolidated Financial
     ------------------------------------------------------------------
     Statement Schedules and Exhibits.
     --------------------------------

                                                                          Page
                                                                          ----
1.        CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 26, 1997 and
December 27, 1996.......................................................   30*

Consolidated Statements of Operations for the Years Ended
December 26, 1997, December 27, 1996 and
December 29, 1995.......................................................   31*

Consolidated Statements of Changes in Stockholders' Equity
for the Years Ended December 26, 1997,
December 27, 1996 and December 29, 1995.................................   32*

Consolidated Statements of Cash Flows for the Years
Ended December 26, 1997, December 27, 1996 and
December 29, 1995.......................................................   33*

Notes to Consolidated Financial Statements..............................   34*

Independent Auditors'
Report..................................................................   **

* Incorporated herein by reference from the indicated pages of the Company's 1997 Annual Report to Stockholders.
**   Filed as Exhibit 13.2 to this Annual Report on Form 10-K

With the exception of the information expressly incorporated by reference in the Annual Report on Form 10-K, the 1997 Annual Report to Stockholders is not deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report on Financial Statement Schedule...........    S-1

Schedule II - Valuation and Qualifying Accounts........................    S-2


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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 3.1   (h)     Restated Certificate of Incorporation of Registrant.
 3.2   (l)     Amended and Restated By-Laws of Registrant, and Amendment.
 4.1   (h)     Specimen Common Stock Certificate.
 4.2   (c)     Rights Agreement, dated July 12, 1991, between Registrant and
               Bank of New York, as successor Rights Agent.
10.1   (d)     1990 Stock Option Plan and all amendments.*
10.2   (a)     Note Purchase Agreement by and between Registrant and The
               Travelers Insurance Company, The Travelers Indemnity Company, The
               Equitable Life Assurance Society of the United States, Equitable
               Variable Life Assurance Company, Tandem Life Insurance Company
               and The Equitable of Colorado, Inc., dated as of June 14, 1990.
10.3   (b)     Form of Directors' and Officers' Indemnification Agreement.*
10.4   (e)     Master Lease by and between Registrant and Trizec Properties,
10.5           Inc., dated August 20, 1993 for World Support Center office.
       (f)     Employment Agreement by and between Registrant and Denis R.
               Brown, dated April 20, 1994.*
10.6   (f)     Personal Services Agreement by and between Registrant and Thomas
               W. Wathen, dated February 10, 1994.*
10.7   (g)     Amendment No. 1 dated June 15, 1994 to Employment Agreement between Denis R. Brown and Registrant.*
10.8   (h)     Amendment No. 2 dated February 15, 1995 to Employment Agreement between Denis R. Brown and Registrant.*
10.9   (h)     Supplemental letter agreement regarding employment of C. Michael
               Carter dated December 9, 1994, with supplement dated February 15,
               1995.*
10.10  (h)     Supplemental letter agreement regarding December 9, 1994, with supplement dated employment of James P. McCloskey dated February
               15, 1995.*
10.11  (h)     1995 Pinkerton Performance and Equity Incentive Plan.*
10.12  (i)     First Amendment to the 1995 Pinkerton Performance and Equity
               Incentive Plan.*
10.13  (j)     Severance Plan for Executive Vice Presidents.*
10.14  (j)     Severance Plan for Corporate Vice Presidents.*
10.15  (j)     Revolving Credit Agreement dated as of November 21, 1995 among the Registrant, Pinkerton GmbH Holding, Pinkerton North named therein and Citicorp USA, Inc., as Atlantic Limited, the
               Financial Institutions agent.
10.16  (j)     Amendment dated November 21, 1995 to Pinkerton's, Inc. Note
               Purchase Agreement.
10.17  (j)     Form of Stock Option Agreement under 1990 Stock Option Plan.*
10.18  (j)     Form of Stock Option Agreement (Employee) under 1995 Pinkerton
               Performance and Equity Incentive Plan.*
10.19  (j)     Form of Stock Option Agreement (Non-Employee Director) under 1995
               Pinkerton Performance and Equity Incentive Plan.*
10.20  (k)     Amendment No. 4 dated July 1, 1996, to Employment Agreement between Denis R. Brown and Registrant.*
10.21  (l)     Second Amendment to the 1995 Pinkerton Performance and Equity
               Incentive Plan.*
10.22  (l)     Third Amendment to the 1995 Pinkerton Performance and Equity
               Incentive Plan.*
10.23  (l)     Supplemental Retirement Income Plan, as restated, effective
               January 1, 1996.*
10.24  (l)     First Amendment to Revolving Credit Agreement, dated as of
               December 1, 1996.

10.25  (m)     Amendment No. 5 dated as of February 18, 1997, to the Employment
               Agreement between Denis R. Brown and Registrant.*
10.26  (n)     Second Amendment to Revolving Credit Agreement dated as of June
               27, 1997.
10.27          First Amendment to the January 1, 1996 Restatement of the
               Pinkerton's, Inc. Supplemental Retirement Income Plan.*
10.28          Modification and Restatement of Amendment No. 5 dated as of
               December 18, 1997, to the Employment Agreement between the
               Registrant and Denis R. Brown.*
10.29          Supplemental letter agreement dated December 5, 1997, regarding employment of C. Michael Carter.*
10.30          Supplemental letter agreement dated December 5, 1997, regarding employment of James P. McCloskey.*
10.31          Letter agreement dated February 11, 1998, between Don W. Walker and the Registrant relating to Mr. Walker's retirement benefits.*
10.32          Fourth Amendment to the 1995 Pinkerton Performance and Equity
               Incentive Plan.*
10.33          Form of Stock Option Agreement for Performance Accelerated
               Vesting Stock Option Program.*
13.1           Sections of the 1997 Annual Report to Stockholders incorporated herein by reference.
13.2           Independent Auditors' Report
21.1           List of Subsidiaries.
23.1           Consent of KPMG Peat Marwick LLP.
27.1           Financial Data Schedule.


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

(h)  Previously filed with Form 10-K for Fiscal Year ended December 30, 1994.

(i)  Previously filed with Form 10-Q for Quarter ended September 8, 1995.

(j)  Previously filed with Form 10-K for Fiscal Year ended December 29, 1995.

(k)  Previously filed with Form 10-Q for Quarter ended September 6, 1996.

(l)  Previously filed with Form 10-K for Fiscal Year ended December 27, 1996.

(m)  Previously filed with Form 10-Q for Quarter ended June 13, 1997.

(n)  Previously filed with Form 10-Q for Quarter ended September 5, 1997.

*  Denotes management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.
     -------------------

     None.

(c)  Exhibits.
     ---------
     Refer to (a)3 above.

(d)  Financial Statements and Schedules.
     -----------------------------------
     Refer to (a)1 and (a)2 above.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PINKERTON'S, INC.

Date:  March 25, 1998                       By:  /s/  C. MICHAEL CARTER
                                               ---------------------------------
                                                   C. Michael Carter
                                               Executive Vice President,
                                             General Counsel and Corporate
                                                       Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                      DATE
          ---------                        -----                      ----

    /s/  DENIS R. BROWN             President and Chief         March 25, 1998
-----------------------------   Executive Officer, Director
Denis R. Brown                      (Principal Executive
                                          Officer)


  /s/  JAMES P. MCCLOSKEY         Executive Vice President      March 25, 1998
-----------------------------   and Chief Financial Officer
James P. McCloskey                  (Principal Financial
                                          Officer)


    /s/  STEVEN A. LINDSEY           Vice President and         March 25, 1998
-----------------------------            Controller
Steven A. Lindsey                  (Principal Accounting
                                          Officer)


    /s/  PETER H. DAILEY                  Director              March 25, 1998
-----------------------------
Peter H. Dailey


    /s/  JOHN A. GAVIN                    Director              March 25, 1998
-----------------------------
John A. Gavin


    /s/  JAMES R. MELLOR                  Director              March 25, 1998
-----------------------------
James R. Mellor


    /s/  GERALD D. MURPHY                 Director              March 25, 1998
-----------------------------
Gerald D. Murphy


    /s/  J. KEVIN MURPHY                  Director              March 25, 1998
-----------------------------
J. Kevin Murphy


    /s/  ROBERT H. SMITH                  Director              March 25, 1998
-----------------------------
Robert H. Smith


    /s/  THOMAS W. WATHEN                 Director              March 25, 1998
-----------------------------
Thomas W. Wathen


    /s/  WILLIAM H. WEBSTER               Director              March 25, 1998
-----------------------------
William H. Webster

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Pinkerton's, Inc.

Under date of February 16, 1998, we reported on the consolidated balance sheets of Pinkerton's, Inc. and subsidiaries as of December 26, 1997 and December 27, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 26, 1997, December 27, 1996 and December 29, 1995 which are included in the Company's annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Company's annual report on Form 10-
K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       /s/ KPMG Peat Marwick LLP



Los Angeles, California
February 16, 1998

                                                                     SCHEDULE II

                      PINKERTON'S, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)

                                                    ADDITIONS
                                           ---------------------------
                              BALANCE AT    CHARGED TO     CHARGED TO
                             BEGINNING OF   COSTS AND        OTHER                            BALANCE AT
     DESCRIPTION                YEAR        EXPENSES       ACCOUNTS (1)   DEDUCTIONS (2)      END OF YEAR
     ------------            ------------   ----------     ------------   --------------      ------------
Allowance for doubtful
 receivables:

Year ended
December 26, 1997             $2,572         $  885         $  598         $1,107              $2,948

Year ended
December 27, 1996              2,881          1,635          1,069          3,013               2,572

 Year ended
December 29, 1995              2,784          1,719            958          2,580               2,881

---------------------------
(1) Amount represents recoveries of accounts receivable previously written off and opening reserve balances for businesses acquired during the year.

(2)  Amount represents accounts receivable written off.