Form 10-Q
period 1998-03-20
PINKERTONS INC
filed 1998-05-01
CIK 78666

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   March 20, 1998
                               ---------------------------------------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to _____________________

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

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on April 17, 1998 was 12,616,820.

================================================================================

                       PINKERTON'S, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                            PAGE NO.
                                                                                          --------

Item 1.  Condensed Financial Statements (Unaudited)

 Consolidated Balance Sheets-
   March 20, 1998 and December 26, 1997.....................................................     3

 Consolidated Statements of Earnings-
   For the Quarters Ended March 20, 1998 and March 21, 1997.................................     4

 Consolidated Statements of Cash Flows-
   For the Quarters Ended  March 20, 1998 and March 21, 1997................................     5

  Notes to Consolidated Financial Statements................................................     6-7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................     8-9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................     10

Signatures..................................................................................     11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PINKERTON'S, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 MARCH 20,
                                                                                   1998                DECEMBER 26,
                                                                                (UNAUDITED)                1997
                                ASSETS                                    ---------------------   ---------------------

Current assets:
 Cash and cash equivalents                                                            $  8,894                $ 24,243
 Investment in marketable securities                                                    17,000                       -
 Accounts receivable (includes unbilled amounts of
   $31,535 in 1998 and $32,397 in 1997)                                                149,828                 149,668
   Less allowance for doubtful receivables                                               3,056                   2,948
                                                                                      --------                --------
                                                                                       146,772                 146,720
                                                                                      --------                --------

 Inventory                                                                               4,911                   4,190
 Prepaid expenses                                                                        8,186                   8,111
 Deferred income taxes                                                                   6,605                   6,129
                                                                                      --------                --------
       Total current assets                                                            192,368                 189,393
                                                                                      --------                --------

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization of
 $30,345 in 1998 and $29,685 in 1997                                                    17,682                  16,745

Other assets:
 Intangible assets, net                                                                 65,599                  68,210
 Deferred income taxes                                                                  26,828                  24,924
 Other                                                                                  26,395                  24,924
                                                                                      --------                --------
                                                                                       118,822                 118,058
                                                                                      --------                --------
                                                                                      $328,872                $324,196
                                                                                      ========                ========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                     $ 13,669                $ 14,021
 Accrued liabilities                                                                    79,570                  80,198
 Income taxes payable                                                                    4,240                       -
 Current maturities of long-term debt                                                    8,575                   8,575
                                                                                      --------                --------
       Total current liabilities                                                       106,054                 102,794
                                                                                      --------                --------

Accrued retirement benefits and other non-current liabilities                           53,572                  52,754

Long-term debt, less current maturities                                                 24,266                  25,019

Commitments and contingencies

Stockholders' equity:
 Common stock                                                                               12                      12
 Additional paid-in capital                                                             75,677                  75,329
 Accumulated other comprehensive income                                                 (7,830)                 (7,368)
 Retained earnings                                                                      77,121                  75,656
                                                                                      --------                --------
                                                                                       144,980                 143,629
                                                                                      --------                --------
                                                                                      $328,872                $324,196
                                                                                      ========                ========

See accompanying notes to condensed consolidated financial statements.

                       PINKERTON'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      FOR THE QUARTER ENDED
                                                                      --------------------------------------------------
                                                                           MARCH 20, 1998              March 21, 1997
                                                                      ------------------------   ------------------------

Service revenues                                                                   $231,295                   $220,468

Cost of services                                                                    204,280                    194,333
                                                                                   --------                   --------

Gross profit                                                                         27,015                     26,135

Operating expenses                                                                   21,855                     18,950
Amortization of intangible assets                                                     1,890                      2,620
                                                                                   --------                   --------

Operating profit                                                                      3,270                      4,565

Other (income) deductions:
 Interest income                                                                       (245)                      (333)
 Interest expense                                                                       850                      1,161
                                                                                   --------                   --------
                                                                                        605                        828
                                                                                   --------                   --------

Income before income taxes                                                            2,665                      3,737

Provision for income taxes                                                            1,200                      1,756
                                                                                   --------                   --------

Net income                                                                         $  1,465                   $  1,981
                                                                                   ========                   ========

Basic earnings per share                                                           $    .12                   $    .16
                                                                                   ========                   ========

Diluted earnings per share                                                         $    .11                   $    .15
                                                                                   ========                   ========


See accompanying notes to condensed consolidated financial statements.

                       PINKERTON'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                          FOR THE QUARTER ENDED
                                                                         ----------------------------------------------------
                                                                               MARCH 20, 1998              March 21, 1997
                                                                         -------------------------   -------------------------

OPERATING ACTIVITIES:
Net income                                                                             $  1,465                    $  1,981
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization of intangible assets                                                        1,890                       2,620
 Depreciation and other amortization                                                      1,837                       1,670
 Provision for losses on doubtful receivables                                               380                         243
 Deferred income taxes                                                                   (2,380)                       (596)

Changes in assets, liabilities and stockholders' equity:
 Accounts receivable                                                                       (432)                        656
 Inventory                                                                                 (721)                        292
 Prepaid expenses and taxes                                                                 (75)                      1,329
 Other assets                                                                              (862)                     (1,079)
 Accounts payable                                                                          (352)                     (1,915)
 Accrued and other non-current liabilities                                                  155                      (1,769)
 Income taxes payable                                                                     4,240                           -
 Foreign currency revaluation of net assets                                                 101                        (475)
                                                                                       --------                    --------

Net cash provided by operating activities                                                 5,246                       2,957
                                                                                       --------                    --------
INVESTING ACTIVITIES:
Purchase of marketable securities                                                       (17,000)                     (3,081)
Sales/redemptions of marketable securities                                                    -                       6,452
Purchase of equipment and leasehold improvements                                         (3,381)                     (1,827)
Payments for net assets of acquired businesses, net
   of cash acquired                                                                           -                     (21,549)
                                                                                       --------                    --------

Net cash used in investing activities                                                   (20,381)                    (20,005)
                                                                                       --------                    --------
FINANCING ACTIVITIES:
Principal payments on long-term debt                                                       (562)                          -
Exercise of stock options                                                                   348                          50
                                                                                       --------                    --------

Net cash (used in) provided by financing activities                                        (214)                         50
                                                                                       --------                    --------

Net decrease in cash and cash equivalents                                               (15,349)                    (16,998)

Cash and cash equivalents at beginning of year                                           24,243                      33,761
                                                                                       --------                    --------

Cash and cash equivalents at end of period                                             $  8,894                    $ 16,763
                                                                                       ========                    ========

See accompanying notes to condensed consolidated financial statements.

                       PINKERTON'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  PRESENTATION OF FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations as of and for the fiscal quarters ended March 20, 1998 and March 21, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading.

The following material is written with the presumption that the users of the interim financial statements have read or have access to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 26, 1997 and the Company's 1997 Annual Report to Stockholders. The 1997 Annual Report contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 26, 1997 and for the year then ended. The results of operations for the fiscal quarters ended March 20, 1998 and March 21, 1997 are not necessarily indicative of the results for a full year.

(2)  ACCOUNTING CYCLE

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods generally consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

(3)  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 FOR THE QUARTER ENDED
                                                        ---------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                     MARCH 20, 1998           MARCH 21, 1997
-----------------------------------------------------------------------------------------------

NUMERATOR:
  Net income                                             $ 1,465                  $ 1,981
                                                         ================================
DENOMINATOR:
  Denominator for basic earnings per share -
  weighted average common shares outstanding              12,589                   12,545

  Effect of dilutive securities:
  Employee stock options                                     663                      388
                                                         --------------------------------
  Denominator for diluted earnings per share -
  weighted average common shares and dilutive
  potential common shares outstanding                     13,252                   12,933
                                                         ================================
Basic earnings per share                                 $   .12                  $   .16
Diluted earnings per share                               $   .11                  $   .15
                                                         ================================

For the quarters ended March 20, 1998 and March 21, 1997, employee stock options relating to 26,000 and 465,000 shares respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

(4)  COMPREHENSIVE INCOME

The Company adopted the reporting required in SFAS No. 130, Reporting Comprehensive Income. The following table shows the Company's comprehensive income:

                                                                                FOR THE QUARTER ENDED
                                                                    -------------------------------------------
IN THOUSANDS                                                          MARCH 20, 1998         MARCH 21, 1997
---------------------------------------------------------------------------------------------------------------

Net income                                                                  $1,465              $1,981
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                    (254)               (757)
                                                                    -------------------------------------------
Comprehensive income                                                        $1,211              $1,224
                                                                    ===========================================

(5)  SUBSEQUENT EVENTS

Subsequent to the close of the Company's first quarter, the Company signed a Letter of Intent to relocate its headquarters from Encino, California to eliminate space constraints and reduce future costs. Although no definitive agreement has been signed to date, an agreement is expected to be finalized during the second quarter, in which case current lease termination and moving costs estimated at approximately $2.0 million would impact second quarter earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 20, 1998 AND MARCH 21, 1997.

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

RESULTS OF OPERATIONS

Service Revenues -

The Company's service revenues increased by $10.8 million, or 4.9%, from $220.5 million in the first quarter of 1997 to $231.3 million in the first quarter of 1998.

Domestic Service Revenues -

The Company's domestic service revenues increased by $14.3 million, or 8.1%, from $176.7 million in the first quarter of 1997 to $191.0 million in the first quarter of 1998. This increase reflects revenues from additional business.

International Service Revenues -

Service revenues of the Company's international operations decreased by $3.5 million, or 8.0%, from $43.8 million in the first quarter of 1997 to $40.3 million in the first quarter of 1998. This decrease reflects reductions arising from currency fluctuations of $1.3 million and a $2.2 million decrease resulting primarily from lower revenues at the Company's United Kingdom subsidiary.

Cost of Services and Gross Profit -

The Company's cost of services increased by $10.0 million, or 5.1%, from $194.3 million in the first quarter of 1997 to $204.3 million in the first quarter of 1998. This increase was primarily due to payroll and related expenses accompanying the increase in service revenues, noted above, higher insurance and risk costs, and ongoing operations issues at the Company's United Kingdom subsidiary.

Gross profit as a percentage of service revenues decreased from 11.9% in the first quarter of 1997 to 11.7% in the first quarter of 1998.

Operating Expenses -

Operating expenses increased by $2.9 million, or 15.3%, from $19.0 million in the first quarter of 1997 to $21.9 million in the first quarter of 1998. As a percentage of service revenues, operating expenses were 9.4% for the quarter ended March 20, 1998 and 8.6% for the comparable 1997 period. Higher operating expenses resulted from operating expenses at the Company's systems integration businesses which typically experience higher operating expenses than the Company's security service operations, a provision for closing an administrative office in Germany to reduce future facility costs, and the costs related to installation of new enterprise systems.

Amortization -

Amortization of intangible assets decreased by $0.7 million from $2.6 million in the first quarter of 1997 to $1.9 million in the first quarter of 1998. This decrease reflects a change in the amortization of the WKD acquisition made subsequent to the first quarter of 1997 and the completion during the latter part of 1997 of the amortization of several intangible assets, partially offset by additional amortization from 1997 acquisitions.

Operating Profit -

Operating profit was $3.3 million, or 1.4% of service revenues, for the first quarter of 1998 as compared to $4.6 million, or 2.1% of service revenues, for the same period last year. Operating profit decreased as a percentage of revenues due to a decrease in the gross profit margin and an increase in operating expenses discussed above.

Income Taxes -

The effective tax rate for the first quarter of 1998 was 45.0% as compared to 47.0% in 1997. The lower tax effective tax rate was the result of the tax benefit of foreign losses.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

At March 20, 1998, the Company had $8.9 million in cash, a decrease of $15.3 million from December 26, 1997; and $17.0 million in marketable securities, a $17.0 million increase from December 26, 1997. Net cash provided by operating activities of $5.3 million was reduced by $20.4 million of net cash payments relating to investing activities and $0.2 million of net cash payments relating to financing activities. The Company's principal investing activities during the first quarter of 1998 were net purchases of marketable securities ($17.0 million) and the purchase of computer and other equipment ($3.4 million). The Company's principal financing activities during the first quarter of 1998 were $0.6 million of payments on the revolving line of credit and $0.4 million of cash receipts related to the exercise of stock options.

Pinkerton's cash needs during the first six months of each year are greater because of higher payroll taxes. In addition, the Company is required to make annual principal payments of approximately $8.6 million (in the month of June) through the year 2000 in repayment of its Senior Notes. Semi-annual interest payments of approximately $1.3 million and $0.9 million related to the Senior Notes are due in June and December 1998, respectively.

The Company has an acquisitions program intended to implement its strategy to become a world-class, global security solutions provider. The Company also has an ongoing program to replace capital equipment and upgrade systems as required. Both of these activities will continue for the foreseeable future.

The Company has an unsecured revolving credit facility with a group of banks for borrowings up to $100.0 million, of which $50.0 million may be letters of credit. No cash borrowings have been made during the first quarter of 1998. At March 20, 1998 there were DM 13.0 million ($7.1 million) of cash borrowings outstanding under the revolving line of credit and $31.7 million in letters of credit had been issued by the Company to secure obligations under the Company's self-insurance programs. The Company believes existing liquid resources, cash generated from operations and funds available under the revolving credit facility are sufficient for all planned operating and capital requirements. The Company also has access to capital markets, if necessary, to raise funds for working capital, capital spending and other investments for business growth.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve estimates, assumptions and uncertainties, and accordingly, actual results could differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the factors referred to in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits


    27.  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PINKERTON'S, INC.

Date: May 01, 1998            BY: /S/    JAMES P. McCLOSKEY
                                  -------------------------------------
                                          James P. McCloskey
                              ITS:    Executive Vice President and
                                         Chief Financial Officer
                                      (Principal Financial Officer)



Date: May 01, 1998            BY: /S/    STEVEN A. LINDSEY
                                  --------------------------------------
                                          Steven A. Lindsey
                              ITS:    Vice President and Controller
                                      (Principal Accounting Officer)