Form 10-Q
period 1998-06-12
PINKERTONS INC
filed 1998-07-24
CIK 78666

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 12, 1998
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on July 10, 1998 was 12,648,206.

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

   Consolidated Balance Sheets-
     June 12, 1998 and December 26, 1997....................................................3

   Consolidated Statements of Operations-
     For the Quarters and Six Periods Ended June 12, 1998 and June 13, 1997.................4

   Consolidated Statements of Cash Flows-
     For the Six Periods Ended June 12, 1998 and June 13, 1997..............................5

   Notes to Consolidated Financial Statements...............................................6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................8-10


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...............................11

Item 6.   Exhibits and Reports on Form 8-K..................................................11

Signatures..................................................................................12

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Pinkerton's, INC. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    June 12,
                                                                                      1998                  December 26,
                                ASSETS                                             (Unaudited)                 1997
                                                                               ---------------------   ---------------------

Current assets:
  Cash and cash equivalents                                                            $ 14,770                $ 24,243
  Investment in marketable securities                                                    22,000                       -
  Accounts receivable (includes unbilled amounts of
    $30,016 in 1998 and $32,397 in 1997)                                                148,363                 149,668
    Less allowance for doubtful receivables                                               2,674                   2,948
                                                                                       --------                --------
                                                                                        145,689                 146,720
                                                                                       --------                --------

  Inventory                                                                               4,634                   4,190
  Prepaid expenses                                                                        5,633                   8,111
  Deferred income taxes                                                                   6,652                   6,129
                                                                                       --------                --------
        Total current assets                                                            199,378                 189,393
                                                                                       --------                --------

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization of
  $29,506 in 1998 and $29,685 in 1997                                                    15,368                  16,745

Other assets:
  Intangible assets, net                                                                 58,946                  68,210
  Deferred income taxes                                                                  27,465                  24,924
  Other                                                                                  25,560                  24,924
                                                                                       --------                --------
                                                                                        111,971                 118,058
                                                                                       --------                --------
                                                                                       $326,717                $324,196
                                                                                       ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $ 12,910                $ 14,021
  Accrued liabilities                                                                    86,146                  80,198
  Income taxes payable                                                                    5,035                       -
  Current maturities of long-term debt                                                    8,575                   8,575
                                                                                       --------                --------
        Total current liabilities                                                       112,666                 102,794
                                                                                       --------                --------

Accrued retirement benefits and other non-current liabilities                            54,370                  52,754

Long-term debt, less current maturities                                                  24,323                  25,019

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                               13                      12
  Additional paid-in capital                                                             76,251                  75,329
  Accumulated other comprehensive income                                                 (8,042)                 (7,368)
  Retained earnings                                                                      67,136                  75,656
                                                                                       --------                --------
                                                                                        135,358                 143,629
                                                                                       --------                --------
                                                                                       $326,717                $324,196
                                                                                       ========                ========

See accompanying notes to condensed consolidated financial statements.

                       Pinkerton's, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                     (In thousands, except per share data)


                                               For the Quarter Ended           For the Six Periods Ended
                                          -------------------------------   -------------------------------
                                          June 12, 1998    June 13, 1997    June 12, 1998    June 13, 1997
                                          --------------   --------------   --------------   --------------

Service revenues                               $234,301         $230,789         $465,596         $451,257

Cost of services                                206,693          203,191          410,973          397,524
                                               --------         --------         --------         --------

Gross profit                                     27,608           27,598           54,623           53,733

Operating expenses                               24,154           19,900           46,009           38,850
Amortization of intangible assets                 1,899            1,824            3,789            4,444
Write-down of long-lived assets and
other special charges                             9,853                -            9,853                -
                                               --------         --------         --------         --------

Operating profit (loss)                          (8,298)           5,874           (5,028)          10,439

Other (income) deductions:
  Interest income                                  (177)            (360)            (422)            (693)
  Interest expense                                  872            1,111            1,722            2,272
                                               --------         --------         --------         --------
                                                    695              751            1,300            1,579
                                               --------         --------         --------         --------

Income (loss) before income taxes                (8,993)           5,123           (6,328)           8,860

Provision for income taxes                          992            2,408            2,192            4,164
                                               --------         --------         --------         --------

Net income (loss)                              $ (9,985)        $  2,715         $ (8,520)        $  4,696
                                               ========         ========         ========         ========

Basic earnings (loss) per share                   $(.79)            $.22            $(.68)            $.37
                                               ========         ========         ========         ========

Diluted earnings (loss) per share                 $(.79)            $.21            $(.68)            $.36
                                               ========         ========         ========         ========





See accompanying notes to condensed consolidated financial statements.

                       Pinkerton's, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                                                     For the Six Periods Ended
                                                                        -----------------------------------------------------
                                                                              June 12, 1998               June 13, 1997
                                                                        -------------------------   -------------------------

OPERATING ACTIVITIES:
Net income (loss)                                                                       $ (8,520)                   $  4,696
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Amortization of intangible assets                                                         3,789                       4,444
 Depreciation and other amortization                                                       4,027                       3,399
 Provision for losses on doubtful receivables                                                479                         290
 Deferred income taxes                                                                    (3,064)                     (1,612)
 Write-down of long-lived assets and other special charges                                 7,891                           -
 Provision for relocation costs                                                            1,962                           -

Changes in assets, liabilities and stockholders' equity:
 Accounts receivable                                                                         552                      (5,728)
 Inventory                                                                                  (444)                        701
 Prepaid expenses and taxes                                                                2,478                       2,678
 Other assets                                                                               (140)                     (2,670)
 Accounts payable                                                                         (1,111)                     (1,028)
 Accrued and other non-current liabilities                                                 5,297                         548
 Income taxes payable                                                                      5,035                       2,286
 Foreign currency revaluation of net assets                                                   (2)                       (340)
                                                                                        --------                    --------

Net cash provided by operating activities                                                 18,229                       7,664
                                                                                        --------                    --------

INVESTING ACTIVITIES:
Purchase of marketable securities                                                        (22,000)                     (3,081)
Sales/redemptions of marketable securities                                                     -                       9,534
Purchase of equipment and leasehold improvements                                          (6,063)                     (3,867)
Payments for net assets of acquired businesses, net
   of cash acquired                                                                            -                     (21,453)
                                                                                        --------                    --------

Net cash used in investing activities                                                    (28,063)                    (18,867)
                                                                                        --------                    --------

FINANCING ACTIVITIES:
Principal payments on long-term debt                                                        (562)                       (592)
Exercise of stock options                                                                    923                         153
                                                                                        --------                    --------

Net cash provided by (used in) financing activities                                          361                        (439)
                                                                                        --------                    --------

Net decrease in cash and cash equivalents                                                 (9,473)                    (11,642)

Cash and cash equivalents at beginning of year                                            24,243                      33,761
                                                                                        --------                    --------

Cash and cash equivalents at end of period                                              $ 14,770                    $ 22,119
                                                                                        ========                    ========

See accompanying notes to condensed consolidated financial statements.

                       Pinkerton's, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  PRESENTATION OF FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations as of and for the fiscal quarters and six periods ended June 12, 1998 and June 13, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading.

The following material is written with the presumption that the users of the interim financial statements have read or have access to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 26, 1997 and the Company's 1997 Annual Report to Stockholders. The 1997 Annual Report contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 26, 1997 and for the year then ended. The results of operations for the fiscal quarters and six periods ended June 12, 1998 and June 13, 1997 are not necessarily indicative of the results for a full year.

(2)    ACCOUNTING CYCLE

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods generally consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

(3)      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                               For the Quarter Ended          For the Six Periods Ended
In thousands,                              ------------------------------   ------------------------------
except per share data                      June 12, 1998    June 13, 1997   June 12, 1998    June 13, 1997
----------------------------------------------------------------------------------------------------------
Numerator:
 Net income (loss)                               $(9,985)         $ 2,715         $(8,520)         $ 4,696
                                        ==================================================================
DENOMINATOR:
 Denominator for basic earnings per
  share - weighted average common
  shares outstanding                              12,630           12,549          12,610           12,548



 Effect of dilutive securities:

  Employee stock options                               -              434               -              409
                                        ------------------------------------------------------------------
   Denominator for diluted earnings per
    share - weighted average common
    shares and dilutive potential
    common shares outstanding                     12,630           12,983          12,610           12,957
                                        ==================================================================
Basic earnings (loss) per share                  $  (.79)         $   .22         $  (.68)         $   .37
Diluted earnings (loss) per share                $  (.79)         $   .21         $  (.68)         $   .36
                                        ==================================================================

For both the quarter and six periods ended June 12, 1998, employee stock options relating to 694,000 shares, and for the six periods ended June 13, 1997, employee stock options relating to 248,000 shares, were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. In addition, employee stock options relating to 591,000 shares and 624,000 shares for the quarter and six periods ended June 12, 1998, respectively, were not included in the computation of diluted (loss) per share because their effect is antidilutive due to the net loss.

(4)  COMPREHENSIVE INCOME

The Company adopted the reporting required in SFAS No. 130, Reporting Comprehensive Income. The following table shows the Company's comprehensive income:

                                               For the Quarter Ended           For the Six Periods Ended
                                           ------------------------------   -------------------------------
In thousands                               June 12, 1998    June 13, 1997   June 12, 1998    June 13, 1997
-----------------------------------------------------------------------------------------------------------

Net income (loss)                               $ (9,985)          $2,715         $(8,520)          $4,696
Other comprehensive income, net of tax:
   Foreign currency translation
   adjustments                                      (397)              69            (674)            (688)
                                        ------------------------------------------------------------------
Comprehensive income (loss)                     $(10,382)          $2,784         $(9,194)          $4,008
                                        ==================================================================

(5)  WRITE-DOWN OF LONG-LIVED ASSETS AND OTHER SPECIAL CHARGES

The Company accrued $1,962,000 for lease termination and moving costs in connection with the finalization of a lease agreement on the new location for corporate offices. The move is expected to commence in September, 1998.

Other write-downs for goodwill and fixed assets associated with the Company's United Kingdom and System Integration operations were recorded in the second quarter. These write-downs and other costs amounted to $7,891,000. The Company has determined that these assets are not recoverable and has written them off.

(6)  NEWLY ISSUED ACCOUNTING STANDARDS

The Company will implement the provisions of Financial Accounting Standards Board No. 133, Accounting for Derivative Instruments and Hedging Activities, effective June 15, 1999. The Company expects that the implementation of this new accounting standard will not have a material impact on the reported earnings per share.

(7)  SUBSEQUENT EVENTS

The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's common stock. These shares may be purchased in the open market with the timing and terms of such purchases to be determined by management based on market conditions. Any such purchases would be made from cash on-hand and any shares acquired would be held as treasury shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX PERIODS ENDED JUNE 12, 1998 AND JUNE 13, 1997.

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

RESULTS OF OPERATIONS

Service Revenues -

The Company's service revenues increased by $3.5 million, or 1.5%, from $230.8 million in the second quarter of 1997 to $234.3 million in the second quarter of 1998. For the six periods ended June 12, 1998 and June 13, 1997, service revenues increased by $14.3 million, or 3.2%, from $451.3 million in 1997 to $465.6 in 1998.

Domestic Service Revenues -

The Company's domestic service revenues increased by $5.3 million, or 2.9%, from $185.9 million in the second quarter of 1997 to $191.2 million in the second quarter of 1998. For the six periods ended June 12, 1998 and June 13, 1997, domestic service revenues increased by $19.6 million, or 5.4%, from $362.6 million in 1997 to $382.2 million in 1998. These increases reflect revenues from additional business.

International Service Revenues -

Service revenues of the Company's international operations decreased by $1.8 million, or 4.0%, from $44.9 million in the second quarter of 1997 to $43.1 million in the second quarter of 1998. For the six periods ended June 12, 1998 and June 13, 1997, service revenues of the Company's international operations decreased by $5.3 million or 6.0%, from $88.7 million in 1997 to $83.4 million in 1998. The decrease in the second quarter reflects reductions arising from currency fluctuations of $1.3 million and a $0.5 million decrease resulting primarily from lower revenues at the Company's United Kingdom subsidiary. The decrease in the six periods reflects reductions arising from currency fluctuations of $2.6 million and a $2.7 million decrease resulting primarily from lower revenues at the Company's United Kingdom subsidiary.

Cost of Services and Gross Profit -

The Company's cost of services increased by $3.5 million, or 1.7%, from $203.2 million in the second quarter of 1997 to $206.7 million in the second quarter of 1998. Cost of services in the first six periods of 1997 increased by $13.5 million, or 3.4%, from $397.5 in 1997 to $411.0 million in 1998. This increase was primarily due to payroll and related expenses accompanying the increase in service revenues, noted above and higher insurance and risk costs.

Gross profit as a percentage of service revenues decreased from 12.0% in the second quarter of 1997 to 11.8% in the second quarter of 1998. For the six periods ended June 12, 1998 and June 13, 1997, the gross profit percentage decreased from 11.9% in 1997 to 11.7% in 1998.

Operating Expenses -

Operating expenses increased by $4.3 million, or 21.6%, from $19.9 million in the second quarter of 1997 to $24.2 million in the second quarter of 1998. For the six periods ended June 12, 1998 and June 13, 1997, operating expenses increased by $7.1 million, or 18.3%, from $38.9 million in 1997 to $46.0 million in 1998. As a percentage of service revenues, operating expenses were 10.3% and 9.9% respectively for the quarter and six periods ended June 12, 1998, and 8.6% for both the comparable 1997 periods. Higher operating expenses in the second quarter resulted from higher operating expenses at the Company's systems integration businesses, continuing high operating expenses at the Company's United Kingdom subsidiary as well as the Company's share of losses from its equity investment in Chile amounting to $691,000.

Higher operating expenses for the first half reflect the items discussed above as well a provision for closing an administrative office in Germany recorded in the first quarter.

Write-Down of Long-Lived Assets and Other Special Charges -

The Company accrued $1,962,000 for lease termination and moving costs in connection with the finalization of a lease agreement on the new location for corporate offices. The move is expected to commence in September, 1998.

Other write-downs for goodwill and fixed assets associated with the Company's United Kingdom and System Integration operations were recorded in the second quarter. These write-downs and other costs amounted to $7,891,000. The Company has determined that these assets are not recoverable and has written them off.

Amortization of Intangible Assets-

Amortization of intangible assets increased by $0.1 million from $1.8 million in the second quarter of 1997 to $1.9 million in the second quarter of 1998. This increase reflects a change in amortization in the second quarter of 1997 related to an adjustment to a preliminary estimate of intangible assets related to the WKD acquisition and additional amortization from 1997 acquisitions, partially offset by the completion during the latter part of 1997 of the amortization of several intangible assets.

For the six periods ended June 12, 1998 and June 13, 1997, amortization decreased $0.6 million, from $4.4 million in 1997 to $3.8 million in 1998, primarily reflecting the completion during the latter part of 1997 of the amortization of several intangible assets, partially offset by additional amortization from 1997 acquisitions.

Operating Profit (Loss) -

Operating loss was $8.3 million, or (3.5%) of service revenues, for the second quarter of 1998 as compared to an operating profit of $5.9 million, or 2.5% of service revenues, for the same period last year. For the six periods ended June 12, 1998, operating loss was $5.0 million, or (1.1%), of service revenues as compared to an operating profit of $10.4 million, or 2.3%, in the corresponding 1997 period. Operating profit decreased as a percentage of revenues due to a decrease in the gross profit margin, higher operating expenses discussed above and the write-down of long-lived assets and other special charges also discussed above.

Income Taxes -

The Company's positive tax provision in the quarter and year-to-date, in spite of an overall loss, reflects the non-deductibility of the Company's write-down of goodwill and other intangibles previously discussed. The incremental statutory rate for the six months ended June 12, 1998 and June 13, 1997 was 40% (35% federal and 5% state).

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

At June 12, 1998, the Company had $14.8 million in cash, a decrease of $9.5 million from December 26, 1997; and $22.0 million in marketable securities, a $22.0 million increase from December 26, 1997. Net cash provided by operating activities of $18.2 million and $0.4 million of net cash provided by financing activities was reduced by $28.1 million of net cash payments relating to investing activities. The Company's principal financing activities during the first six periods of 1998 were $0.5 million of payments on the revolving line of credit and $0.9 million of cash receipts related to the exercise of stock options. The Company's principal investing activities during the first six periods of 1998 were net purchases of marketable securities ($22.0 million) and the purchase of computer and other equipment ($6.1 million).

Pinkerton's cash needs during the first six months of each year are greater because of higher payroll taxes. In addition, the Company is required to make annual principal payments of approximately $8.6 million (in the month of June) through the year 2000 in repayment of its Senior Notes. Semi-annual interest payments of approximately $1.3 million and $0.9 million related to the Senior Notes are due in June and December 1998, respectively. The principal and interest payments described above to be made in June 1998 occur in the Company's third fiscal quarter.

The Company has an acquisitions program intended to implement its strategy to become a world-class, global security solutions provider. The Company also has an ongoing program to replace capital equipment and upgrade systems as required. Both of these activities will continue for the foreseeable future.

The Company has an unsecured revolving credit facility with a group of banks for borrowings up to $100.0 million, of which $50.0 million may be letters of credit. No cash borrowings have been made during the first six periods of 1998. At June 12, 1998 there were DM 13.0 million ($7.2 million) of cash borrowings outstanding under the revolving line of credit and $29.5 million in letters of credit had been issued by the Company to secure obligations under the Company's self-insurance programs. The Company believes existing liquid resources, cash generated from operations and funds available under the revolving credit facility are sufficient for all planned operating and capital requirements. The Company also has access to capital markets, if necessary, to raise funds for working capital, capital spending and other investments for business growth.

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

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1998 Annual Meeting of Stockholders of the Company was held on April 30, 1998. At the Annual Meeting the stockholders elected three directors of the Company for a term of three years, approved an amendment to the 1995 Pinkerton Performance and Equity Incentive Plan to increase the number of shares with respect to which awards may be made under the Plan, and ratified the selection of the Company's independent auditors for the current fiscal year.

         The votes for the election of directors were:

                                  Shares Voted "FOR"           Shares "WITHHELD"
                                  ------------------           -----------------
Gerald D. Murphy                      10,927,952                   197,527
J. Kevin Murphy                       10,927,502                   197,977
William H. Webster                    10,926,911                   198,568

         The votes for the approval of the amendment to the 1995 Pinkerton Performance and Equity Incentive Plan were:

Shares Voted "FOR"         Shares voted "AGAINST"           Abstentions/ Non-Votes
------------------         ----------------------           ----------------------
    7,482,710                    2,907,780                          734,989


         The votes for the ratification of the selection of independent auditors were:

Shares Voted "FOR"             Shares voted "AGAINST"            Abstentions / Non-Votes
------------------             ----------------------            -----------------------
       11,119,024                     2,271                              4,184


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         10.1 Fifth Amendment to the 1995 Pinkerton Performance and Equity Incentive Plan

         10.2 Sixth Amendment to the 1995 Pinkerton Performance and Equity Incentive Plan


         27.1  Financial Data Schedule

         27.2  Financial Data Schedule (Restated)


  (b)    Form 8-K

         No Current Reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   PINKERTON'S, INC.


Date: July 24, 1998                    BY: /S/     JAMES P. McCLOSKEY
                                           -----------------------------------
                                                   James P. McCloskey
                                       ITS:    Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)



Date: July 24, 1998                    BY: /S/     STEVEN A. LINDSEY
                                           -----------------------------------
                                                   Steven A. Lindsey
                                       ITS:    Vice President and Controller
                                               (Principal Accounting Officer)