Form 10-Q
period 1998-09-04
PINKERTONS INC
filed 1998-10-16
CIK 78666

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 4, 1998
                               -------------------------------------------------

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

          4330 Park Terrace Drive, Westlake Village, California 91361
            (Address of principal executive offices)     (Zip Code)


      Registrant's telephone number, including area code: (818) 706-6800


         15910 Ventura Blvd, Suite 900, Encino, California 91436-2810
  (Former name, former address, and former fiscal year, if changed since last report.)


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

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on October 2, 1998 was 12,305,600.

                      PINKERTON'S, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

 Consolidated Balance Sheets-
   September 4, 1998 and December 26, 1997................................           3

 Consolidated Statements of Operations-
   For the Quarters and Nine Periods Ended September 4, 1998 and
   September 5, 1997......................................................           4

 Consolidated Statements of Cash Flows-
   For the Nine Periods Ended September 4, 1998 and September 5, 1997.....           5

 Notes to Consolidated Financial Statements...............................           6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................           8-12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................           13

Signatures................................................................           14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      PINKERTON'S, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                SEPTEMBER 4,
                                                                                   1998                DECEMBER 26,
                                ASSETS                                          (Unaudited)                1997
                                                                          ---------------------   ---------------------

Current assets:
   Cash and cash equivalents                                                      $  4,454                $ 24,243
   Marketable securities available for sale                                         18,116                       -
   Accounts receivable (includes unbilled amounts of
     $31,339 in 1998 and $32,397 in 1997)                                          142,961                 149,668
     Less allowance for doubtful receivables                                         2,738                   2,948
                                                                                  --------                --------
                                                                                   140,223                 146,720
                                                                                  --------                --------

   Inventory                                                                         4,786                   4,190
   Prepaid expenses                                                                  9,206                   8,111
   Deferred income taxes                                                             6,351                   6,129
                                                                                  --------                --------
       Total current assets                                                        183,136                 189,393
                                                                                  --------                --------

Equipment and leasehold improvements, net of
   accumulated depreciation and amortization of
   $30,099 in 1998 and $29,685 in 1997                                              16,111                  16,745

Other assets:
   Intangible assets, net                                                           58,031                  68,210
   Deferred income taxes                                                            26,718                  24,924
   Other                                                                            26,297                  24,924
                                                                                  --------                --------
                                                                                   111,046                 118,058
                                                                                  --------                --------
                                                                                  $310,293                $324,196
                                                                                  ========                ========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $ 15,396                $ 14,021
   Accrued liabilities                                                              84,043                  80,198
   Current maturities of long-term debt                                              8,575                   8,575
                                                                                  --------                --------
       Total current liabilities                                                   108,014                 102,794
                                                                                  --------                --------

Accrued retirement benefits and other non-current liabilities                       52,994                  52,754

Long-term debt, less current maturities                                             15,476                  25,019

Commitments and contingencies

Stockholders' equity:
   Common stock                                                                         13                      12
   Additional paid-in capital                                                       76,348                  75,329
   Treasury stock                                                                   (5,235)                      -
   Accumulated other comprehensive income                                           (8,190)                 (7,368)
   Retained earnings                                                                70,873                  75,656
                                                                                  --------                --------
                                                                                   133,809                 143,629
                                                                                  --------                --------
                                                                                  $310,293                $324,196
                                                                                  ========                ========

See accompanying notes to condensed consolidated financial statements.

                      PINKERTON'S, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   FOR THE QUARTER ENDED                  FOR THE NINE PERIODS ENDED
                                          ---------------------------------------   ---------------------------------------
                                          SEPTEMBER 4, 1998    SEPTEMBER 5, 1997    SEPTEMBER 4, 1998    SEPTEMBER 5, 1997
                                          ------------------   ------------------   ------------------   ------------------
Service revenues                                   $229,308             $233,736             $694,904             $684,993

Cost of services                                    199,963              204,001              610,936              601,525
                                                   --------             --------             --------             --------

Gross profit                                         29,345               29,735               83,968               83,468

Operating expenses                                   20,507               19,587               66,516               58,437
Amortization of intangible assets                     1,691                2,161                5,480                6,605
Write-down of long-lived assets and
other special charges                                     -                    -                9,853                    -
                                                   --------             --------             --------             --------

Operating profit                                      7,147                7,987                2,119               18,426

Other (income) deductions:
 Interest income                                       (112)                (283)                (534)                (976)
 Interest expense                                       629                1,016                2,351                3,288
                                                   --------             --------             --------             --------
                                                        517                  733                1,817                2,312
                                                   --------             --------             --------             --------

Income before income taxes                            6,630                7,254                  302               16,114

Provision for income taxes                            2,893                3,876                5,085                8,040
                                                   --------             --------             --------             --------

Net income (loss)                                  $  3,737             $  3,378             $ (4,783)            $  8,074
                                                   ========             ========             ========             ========

Basic earnings (loss) per share                    $    .30             $    .27             $   (.38)            $    .64
                                                   ========             ========             ========             ========

Diluted earnings (loss) per share                  $    .29             $    .26             $   (.38)                 .62
                                                   ========             ========             ========             ========




See accompanying notes to condensed consolidated financial statements.

                      PINKERTON'S, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (IN THOUSANDS)


                                                                                      FOR THE NINE PERIODS ENDED
                                                                        -----------------------------------------------------
                                                                            SEPTEMBER 4, 1998           SEPTEMBER 5, 1997
                                                                        -------------------------   -------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                               $ (4,783)                   $  8,074
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Amortization of intangible assets                                                 5,480                       6,605
 Depreciation and other amortization                                               5,997                       5,126
 Provision for losses on doubtful receivables                                        480                         540
 Deferred income taxes                                                            (2,016)                     (1,405)
 Write-down of long-lived assets and other special charges                         7,891                           -
 Provision for relocation costs                                                    1,962                           -

Changes in assets, liabilities and stockholders' equity:
 Accounts receivable                                                               3,667                     (10,394)
 Inventory                                                                          (596)                      1,250
 Prepaid expenses and taxes                                                       (1,095)                      4,461
 Other assets                                                                       (462)                     (2,411)
 Accounts payable                                                                  1,375                         338
 Accrued and other non-current liabilities                                         4,132                        (628)
 Foreign currency revaluation of net assets                                         (576)                       (796)
                                                                                 -------                     -------

Net cash provided by operating activities                                         21,456                      10,760
                                                                                 -------                     -------

INVESTING ACTIVITIES:
Purchase of marketable securities                                                (22,000)                    (11,081)
Sales/redemptions of marketable securities                                         3,884                      11,541
Purchase of equipment and leasehold improvements                                  (9,193)                     (5,839)
Payments for net assets of acquired businesses, net
   of cash acquired                                                                  (33)                    (21,793)
                                                                                 -------                     -------

Net cash used in investing activities                                            (27,342)                    (27,172)
                                                                                 -------                     -------

FINANCING ACTIVITIES:
Principal payments on long-term debt                                              (9,688)                     (9,709)
Stock repurchase                                                                  (5,235)                          -
Exercise of stock options                                                          1,020                         329
                                                                                 -------                     -------

Net cash used in financing activities                                            (13,903)                     (9,380)
                                                                                 -------                     -------

Net decrease in cash and cash equivalents                                        (19,789)                    (25,792)

Cash and cash equivalents at beginning of year                                    24,243                      33,761
                                                                                 -------                     -------

Cash and cash equivalents at end of period                                      $  4,454                    $  7,969
                                                                                ========                    ========

See accompanying notes to condensed consolidated financial statements.

                       PINKERTON'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  PRESENTATION OF FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by the Company and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations as of and for the fiscal quarters and nine periods ended September 4, 1998 and September 5, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading.

The following material is written with the presumption that the users of the interim financial statements have read or have access to the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 26, 1997 and the Company's 1997 Annual Report to Stockholders. The 1997 Annual Report contains the latest audited consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 26, 1997 and for the year then ended. The results of operations for the fiscal quarters and nine periods ended September 4, 1998 and September 5, 1997 are not necessarily indicative of the results for a full year.

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

(3)  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                               FOR THE QUARTER ENDED                 FOR THE NINE PERIODS ENDED
IN THOUSANDS,                            -------------------------------------   ----------------------------------------
EXCEPT PER SHARE DATA                    SEPTEMBER 4, 1998   SEPTEMBER 5, 1997   SEPTEMBER 4, 1998    SEPTEMBER 5, 1997
-------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
 Net income (loss)                                   $ 3,737             $ 3,378             $(4,783)             $ 8,074
                                        =================================================================================
DENOMINATOR:
 Denominator for basic earnings
  per share - weighted average
  common shares outstanding                           12,585              12,563              12,602               12,552



 Effect of dilutive securities:
  Employee stock options                                 382                 641                   -                  488
                                        ---------------------------------------------------------------------------------
 Denominator for diluted earnings
   per share - weighted average
   common shares and dilutive
   potential common shares
   outstanding                                        12,967              13,204              12,602               13,040
                                        =================================================================================
Basic earnings (loss) per share                      $   .30             $   .27             $  (.38)             $   .64
Diluted earnings (loss) per share                    $   .29             $   .26             $  (.38)             $   .62
                                        =================================================================================

For both the quarter and nine periods ended September 4, 1998, employee stock options relating to 717,000 shares, and for the quarter and nine periods ended September 5, 1997, employee stock options relating to 11,000 shares, were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. In addition, employee stock options relating to 551,000 shares were not included in the computation of diluted (loss) per share for the nine periods ended September 4, 1998 because their effect is antidilutive due to the net loss.

(4)  COMPREHENSIVE INCOME

The Company adopted the reporting required in SFAS No. 130, Reporting Comprehensive Income. The following table shows the Company's comprehensive income:

                                                 FOR THE QUARTER ENDED                  FOR THE NINE PERIODS ENDED
                                        ---------------------------------------   --------------------------------------
IN THOUSANDS                            SEPTEMBER 4, 1998    SEPTEMBER 5, 1997    SEPTEMBER 4, 1998    SEPTEMBER 5, 1997
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                  $3,737               $3,378              $(4,783)             $ 8,074
Other comprehensive income,
net of tax:
  Foreign currency translation
  adjustments                                        (148)                (543)                (822)              (1,231)
                                     -----------------------------------------------------------------------------------
Comprehensive income (loss)                        $3,589               $2,835              $(5,605)             $ 6,843
                                     ===================================================================================

(5)  WRITE-DOWN OF LONG-LIVED ASSETS AND OTHER SPECIAL CHARGES

In the second quarter, the Company accrued $1,962,000 for lease termination and moving costs in connection with the relocation of the Company's corporate offices. The move occurred in early October 1998.

Other write-downs of goodwill and fixed assets associated with the Company's United Kingdom and Systems Integration operations were recorded in the second quarter. These write-downs and other costs amounted to $7,891,000. The Company has determined that these assets are not recoverable and has written them off.

(6)  INSURANCE PROCEEDS

In the third quarter of 1998, the Company recorded $963,000 in net proceeds from an insurance policy as a reduction of net benefit costs.

(7)  TREASURY STOCK

The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's common stock. These shares have been and may be purchased in the open market with the timing and terms of such purchases determined by management based on market conditions. Any such purchases have been and will be made from cash on-hand and any shares acquired are being held as treasury shares. In the third quarter, the Company repurchased 311,100 shares of the Company's common stock. The treasury stock is accounted for using the cost method.

(8)  NEWLY ISSUED ACCOUNTING STANDARDS

The Company will implement the provisions of Financial Accounting Standards Board No. 133, Accounting for Derivative Instruments and Hedging Activities which is effective June 15, 1999. The Company expects that the implementation of this new accounting standard will not have a material impact on its reported earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE PERIODS ENDED SEPTEMBER 4, 1998 AND SEPTEMBER 5, 1997.

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

RESULTS OF OPERATIONS

Service Revenues -

The Company's service revenues decreased by $4.4 million, or 1.9%, from $233.7 million in the third quarter of 1997 to $229.3 million in the third quarter of 1998. For the nine periods, service revenues increased by $9.9 million, or 1.5%, from $685.0 million in 1997 to $694.9 in 1998.

Domestic Service Revenues -

The Company's domestic service revenues decreased by $2.0 million, or 1.1%, from $189.5 million in the third quarter of 1997 to $187.5 million in the third quarter of 1998. This decrease was primarily due to a favorable billing adjustment with General Motors in the third quarter of 1997 and a reduction of revenues in the third quarter of 1998 relating to the General Motors protracted labor dispute, partially offset by revenues from additional business, including acquisitions. For the nine periods, domestic service revenues increased by $17.6 million, or 3.2%, from $552.1 million in 1997 to $569.7 million in 1998. This increase reflects revenues from additional business, including acquisitions, partially offset by the items discussed above.

International Service Revenues -

Service revenues of the Company's international operations decreased by $2.4 million, or 5.4%, from $44.2 million in the third quarter of 1997 to $41.8 million in the third quarter of 1998. For the nine periods, service revenues of the Company's international operations decreased by $7.7 million or 5.8%, from $132.9 million in 1997 to $125.2 million in 1998. The decrease in the third quarter reflects reductions arising primarily from currency fluctuations of $2.1 million. The decrease in the nine periods reflects reductions arising from currency fluctuations of $4.7 million and a $3.0 million decrease primarily resulting from the wind down of a large contract at the Company's United Kingdom subsidiary.

Cost of Services and Gross Profit -

The Company's cost of services decreased by $4.0 million, or 2.0%, from $204.0 million in the third quarter of 1997 to $200.0 million in the third quarter of 1998. This decrease was primarily due to payroll and related expenses related to the decrease in service revenues. For the nine periods, cost of services increased by $9.4 million, or 1.6%, from $601.5 million in 1997 to $610.9 million in 1998. This increase was primarily due to payroll and related expenses accompanying the increase in service revenues noted above and higher insurance and risk costs.

Gross profit as a percentage of service revenues increased from 12.7% in the third quarter of 1997 to 12.8% in the third quarter of 1998. For the nine periods ended September 4, 1998 and September 5, 1997, the gross profit percentage decreased from 12.2% in 1997 to 12.1% in 1998.

Operating Expenses -

Operating expenses increased by $0.9 million, or 4.6%, from $19.6 million in the third quarter of 1997 to $20.5 million in the third quarter of 1998. For the nine periods, operating expenses increased by $8.1 million, or 13.9%, from $58.4 million in 1997 to $66.5 million in 1998. As a percentage of service revenues, operating expenses were 8.9% and 9.6%, respectively, for the quarter and nine periods ended September 4, 1998, and 8.4% and 8.5%, respectively, for the quarter and nine periods ended September 5, 1997. Higher operating expenses in the third quarter reflects higher operating expenses at the Company's systems integration businesses, including the impact of acquisitions, partially offset by lower operating expenses at the Company's United Kingdom subsidiary and reduced net benefit costs that included the receipt of $1.0 million in net proceeds from an insurance policy.

Higher operating expenses for the first nine periods reflect higher operating expenses at the Company's system integration businesses and the Company's United Kingdom subsidiary, a provision for closing an administrative office in Germany and the Company's share of losses amounting to $0.7 million from its equity investment in Chile; partially offset by reduced net benefit costs that included the receipt of $1.0 million in net proceeds from an insurance policy.

Write-Down of Long-Lived Assets and Other Special Charges -

In the second quarter the Company accrued $1,962,000 for lease termination and moving costs in connection with the relocation of the Company's corporate offices.

Other write-downs of goodwill and fixed assets associated with the Company's United Kingdom and System Integration operations were recorded in the second quarter. These write-downs and other costs amounted to $7,891,000. The Company has determined that these assets are not recoverable and has written them off.

Amortization of Intangible Assets-

Amortization of intangible assets decreased by $0.5 million from $2.2 million in the third quarter of 1997 to $1.7 million in the third quarter of 1998. This decrease reflects the write-down of goodwill in the second quarter of 1998 and the completion during the latter part of 1997 of the amortization of several intangible assets.

For the nine periods, amortization decreased $1.1 million from $6.6 million in 1997 to $5.5 million in 1998, primarily reflecting the write-down of goodwill in the second quarter of 1998 and the completion during the latter part of 1997 of the amortization of several intangible assets, partially offset by additional amortization from 1997 acquisitions.

Operating Profit -

Operating profit was $7.1 million, or 3.1% of service revenues, for the third quarter of 1998 as compared to $8.0 million, or 3.4% of service revenues, for the same period last year. Operating profit for the quarter decreased due to higher operating expenses, partially offset by an increase in the gross profit margin. For the nine periods ended September 4, 1998, operating profit was $2.1 million, or 0.3%, of service revenues as compared to an operating profit of $18.4 million, or 2.7%, in the corresponding 1997 period. Operating profit decreased for the nine periods due to a decrease in the gross profit margin, higher operating expenses and the write-down of long-lived assets and other special charges.

Income Taxes -

The effective tax rate for the third quarter of 1998 was 44.0% as compared to 53.0% in 1997 primarily due to tax-free insurance proceeds and a more favorable mix of international results. The Company's positive tax provision year-to-date, in spite of an overall loss, reflects the non-deductibility of the Company's write-down of goodwill and other intangibles.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

At September 4, 1998, the Company had $4.5 million in cash, a decrease of $19.8 million from December 26, 1997; and $18.1 million in marketable securities, a $18.1 million increase from December 26, 1997. Net cash provided by operating activities of $21.4 million was reduced by $27.3 million of net cash payments relating to investing activities and $13.9 million of net cash payments relating to financing activities. The Company's principal investing activities during the first nine periods of 1998 were net purchases of marketable securities ($18.1 million) and the purchase of computer and other equipment ($9.2 million). The Company's principal financing activities during the first nine periods of 1998 were payment of an annual principal installment of $8.6 million, reducing the Company's Senior Note debt, $1.1 million of payments on the revolving line of credit, $5.2 million of payments related to the repurchase of the Company's common stock and $1.0 million of cash receipts related to the exercise of stock options.

Pinkerton's cash needs during the first six months of each year are greater because of higher payroll taxes. In addition, the Company is required to make annual principal payments of approximately $8.6 million (in the month of June) through the year 2000 in repayment of its Senior Notes. The principal and interest payments due in June 1998 occurred in the Company's third fiscal quarter. A semi-annual interest payment of approximately $0.9 million related to the Senior Notes is due in December 1998.

The Company has an acquisitions program intended to implement its strategy to become a world-class, global security solutions provider. The Company also has an ongoing program to replace capital equipment and upgrade systems as required. See Year 2000 disclosure below for related discussion. Both of these activities will continue for the foreseeable future.

The Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's common stock. These shares have been and may be purchased in the open market with the timing and terms of such purchases determined by management based on market conditions. Any such purchases have been and will be made from cash on-hand and any shares acquired are being held as treasury shares. In the third quarter, the Company repurchased 311,100 shares of the Company's common stock.

The Company has an unsecured revolving credit facility with a group of banks for borrowings up to $100.0 million, of which $50.0 million may be letters of credit. No cash borrowings have been made during the first nine periods of 1998. At September 4, 1998 there were DM 12.0 million ($6.9 million) of cash borrowings outstanding under the revolving line of credit and $29.6 million in letters of credit had been issued by the Company to secure obligations under the Company's self-insurance programs. The Company believes existing liquid resources, cash generated from operations and funds available under the revolving credit facility are sufficient for all planned operating and capital requirements. The Company also has access to capital markets, if necessary, to raise funds for working capital, capital spending and other investments for business growth.

YEAR 2000 UPDATE

GENERAL:
--------

In June 1997, the Company established an enterprise-wide program to address its Year 2000 issues. The Year 2000 effort, which includes the implementation of previously planned business critical systems and specific Year 2000 projects, is on track to be completed before the year 2000. The majority of those applications that are not Year 2000 compliant have been, or will be, replaced by new systems. The costs of new systems have been, or will be, recorded as an asset and amortized. A significant portion of the costs associated with making the remaining applications not covered by new systems Year 2000 compliant do not represent incremental costs to the Company, but rather the redeployment of existing information technology ("IT") resources. Accordingly, the

Company does not expect the Year 2000 effort to have a material impact on its results of operations, liquidity or financial condition. In addition, the Company has not deferred any other projects that will have a material impact on its results of operations, liquidity or financial condition.

IT SYSTEMS:
-----------

In April 1996, prior to the establishment of its enterprise-wide Year 2000 program, the Company began converting its domestic U.S. security computer information systems to a new client server enterprise system. This new client server system is Year 2000 compliant. Two of four implementations are complete, and the two remaining systems are expected to be implemented by June 1999.

The remaining IT systems, including systems within the Company's international divisions, have been inventoried, and necessary Year 2000 replacements and retrofits identified. These projects are in various phases of analysis, development and implementation.

Overall, these Year 2000 efforts are approximately 50.0% complete (as of September 1998) with the business critical system implementations being furthest along. The completion percentage includes both planned business critical systems as well as specific Year 2000 projects.

NON-IT SYSTEMS:
---------------

Non-IT Systems may contain date sensitive embedded technology requiring Year 2000 upgrades. Examples of this technology include security equipment such as access and alarm systems, as well as facilities equipment such as elevators and heating and air conditioning units.

The Company is not a product manufacturer; therefore, the "embedded chip" issue relates to equipment used by the Company and hence, primarily to the Company's internal facilities. Facilities and equipment inventories and assessments are in progress. The Company is conducting a Year 2000 certification of worldwide facilities through its building landlords.

The Company is also addressing the readiness of its critical suppliers and customers. The Company has inventoried its critical suppliers, and has sent approximately 1,000 letters to suppliers and, where appropriate, contacted certain suppliers requesting Year 2000 certification. The Company has also contacted certain key customers where potential Year 2000 problems may exist.
In certain areas where the Company relies on products supplied by manufacturers for systems provided to its customers, the Company is seeking standard Year 2000 warranties that, to the extent assignable, may be transferred to customers.

COSTS:
-------

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is approximately $6.0 million. This estimate does not include the cost of the Company's previously planned business critical systems which have not been accelerated due to the Year 2000 problem. The total amount expended through September 1998, was approximately $2.0 million. The estimated future cost of completing the Year 2000 effort is estimated to be approximately $4.0 million. The Year 2000 effort is funded primarily from the existing IT budget and has been ongoing since 1997. The total estimate for the Year 2000 effort represents approximately 11.0% of the total IT budget for the three-year period.

RISKS AND CONTINGENCY PLANNING:
-------------------------------

The Company has identified and assessed its areas of risk related to the Year 2000 problem. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 effort is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical suppliers. The Company believes that, with the implementation of new business critical systems and completion of the Year 2000 specific projects as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The Company plans to document its preliminary contingency plans by December 31, 1998 and to finalize these plans no later than June 30, 1999.

Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements."

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits

        10.1 Lease for real property located at 4330 Park Terrace Drive, Westlake Village, California, by and between Corporate Spectrum, LLC and Pinkerton's, Inc., dated June 25, 1998.

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




                                                   PINKERTON'S, INC.


Date: October 16, 1998             BY: /S/    JAMES P. McCLOSKEY
                                      -----------------------------------
                                              James P. McCloskey
                                   ITS:    Executive Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer)




Date: October 16, 1998             BY: /S/    GREGG S. LAMB
                                      -----------------------------------
                                               Gregg S. Lamb
                                   ITS:      Worldwide Controller
                                           (Principal Accounting Officer)