Form 10-K405
period 1998-12-25
PINKERTONS INC
filed 1999-03-25
CIK 78666

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended          December 25, 1998
                          ------------------------------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from              to
                               -------------  --------------

                       Commission File Number:  1-11841

                               Pinkerton's, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                13-5318100
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

          4330 Park Terrace Drive, Westlake Village, California 91361
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code: (818) 706-6800

          Securities registered pursuant to Section 12(b) of the Act:



           Title of Each Class                     Name of Each Exchange on Which Registered
           -------------------                     -----------------------------------------
  Common Stock, par value $.001 per share                   New York Stock Exchange
with attached Preferred Stock Purchase Rights



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 12, 1999 was $243,028,394 (excluding stock held by directors and executive officers without determining affiliate status).

The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding on March 12, 1999 was 12,251,591.


================================================================================

                                    PART I

Item 1.   Business

General

Pinkerton's, Inc. (with its consolidated subsidiaries, "Pinkerton" or the "Company") is one of the world's leading providers of contract security and security-related services. The Company, which was founded in 1850 by the original "private eye," Allan Pinkerton, provides uniformed security officer services to over 80% of the United States "Fortune 1000" companies. In addition to security officer services, Pinkerton provides security systems design and integration services, security consulting, pre-employment background verification and assessment services, employee ethics and compliance programs, drug testing services, general, undercover and specialized investigations, crisis response management, and patrol, alarm response and remote monitoring services. The Company operates over 250 offices in the United States, Canada, Latin America, Europe, Asia and Australia and has more than 48,000 employees.

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

In 1998 Pinkerton made further progress towards its strategy of being a world-class, global security solutions provider. The Company expanded its security officers services during the past year through both domestic and overseas acquisitions. The Company acquired a security guard business in the Czech Republic in April 1998 and acquired the manned guarding division of TNT, Ltd. in the UK in September 1998. The Company also strengthened its capabilities in the area of pre-employment background checks and testing through the acquisition in October 1998 of Health Services of North America, based in LaCrosse, Wisconsin, which is a leading drug testing administrator. In addition, in December 1998 the Company acquired HBI SicherheitsDienste GmbH & Co. ("HBI"), a leading security services provider headquartered in Germany. HBI provides contract uniformed security officers, alarm and patrol services and systems integration services to businesses throughout Hessen, the central industrial state surrounding Frankfurt, Germany. Also in December 1998, the Company expanded its established cash-in-transit security capabilities into southern Germany and to the Austrian border with the acquisition of the cash-in-transit business of Kemptener, Wach & Schliess GmbH, a security services firm based in Kempten, Germany. In December 1998 the Company acquired Force-1 Security, a Wichita, Kansas based guard and patrol company, the largest security service provider in the Wichita and Topeka areas. In January 1999, the Company acquired Bonafide Security Services, Inc., a security company based in Southern California, that provides security, patrol and alarm-response services primarily to gated communities of luxury homes and to commercial facilities and office buildings.

Also during 1998, the Company was awarded a long-term contract expansion to provide security services to General Motors Corporation and Delphi Automotive Systems in North America. With a projected value to exceed $1.1 billion over the next eight years, the agreement represents the world's largest commercial contract for the outsourcing of security services. Under the expanded contract, the Company will provide security (guarding), investigations, consulting, executive protection and systems integration services to more than 150 plants and facilities in North America. The contract also contemplates the assignment of international projects and Pinkerton Portugal was recently awarded the guarding contract for Opel Portugal. The Company was also recently awarded contracts by General Motors covering Canada and Mexico.

The Company was incorporated in 1925 in the State of Delaware. The Company's principal executive offices are located at 4330 Park Terrace Drive, Westlake Village, California 91361; its telephone number is (818) 706-6800.

Pending Purchase by Securitas AB

On February 19, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Securitas AB, a corporation organized under the laws of Sweden ("Securitas"), and Securitas Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Securitas ("Purchaser"). Pursuant to the Merger Agreement, on February 26, 1999 Purchaser commenced a tender offer (the "Offer") to purchase all of the outstanding shares of the Company's common stock, par value $0.001 per share, including the associated rights to purchase Series A Junior Participating Preferred Stock (the "Common Stock"), at a purchase price of $29.00 per share or such higher price as may be paid in the Offer (the "Per Share Amount"), net to seller, without interest thereon, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated February 26, 1999, and in the related Letter of Transmittal, copies of which have been previously mailed to the stockholders of the Company and filed by Securitas and Purchaser with the Securities and Exchange Commission (the "SEC"). The Offer is currently scheduled to expire at 12:00 Midnight, New York City time, on Thursday, March 25, 1999, unless the Offer is extended.

The Merger Agreement further provides, among other things, that following the consummation of the Offer and the satisfaction or waiver of certain conditions, the Purchaser will be merged (the "Merger") with and into the Company, with the Company continuing as the surviving corporation and wholly owned by Securitas. At the effective time (the "Effective Time") of the Merger, each share of the Common Stock issued and outstanding immediately before the Effective Time (other than any shares (i) held in the Company's treasury, (ii) held by Securitas or any direct or indirect wholly owned subsidiary of Securitas, or (iii) held by stockholders who have demanded and perfected such holder's demand for appraisal of such stockholder's shares in accordance with Delaware law) will be canceled and extinguished and be converted into the right to receive the Per Share Amount in cash payable to each stockholder upon the surrender of the certificate representing such shares.

Additionally, pursuant to the Merger Agreement and upon consummation of the Merger, the Company will cancel each outstanding option, whether or not then exercisable or vested, granted under any of the Company's stock plans referred to in the Merger Agreement, each as amended, and any and all other outstanding options, stock warrants and stock rights granted pursuant to such stock option plans or otherwise. In consideration of such cancellation, the Company shall pay to each holder of an option an amount equal to the product of (i) the excess, if any, of the Per Share Amount over the exercise price and (ii) the number of Shares subject thereto. The Company may elect at any time prior to the consummation of the Offer to have the foregoing actions take effect, with respect to some or all of the options, upon the consummation of the Offer, in which case the Company shall provide written notice of such action to Securitas. If the Company so elects and if, upon consummation of the Offer, Purchaser shall have acquired at least 90% of the outstanding shares of Common Stock, Securitas shall as promptly as practicable following such consummation provide the Company with the funds necessary to satisfy its obligations described in this paragraph.

The Company's Board of Directors (the "Board") has unanimously approved the Offer and the Merger. Pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has filed a Schedule 14D-9 with the SEC on February 26, 1999 (the "Schedule 14D-9") setting forth the Board's recommendation that the stockholders of the Company tender their shares pursuant to the Offer. For more information related to the Offer, please consult the
Schedule 14D-9, copies of which have been previously mailed to the stockholders of the Company.

As an inducement and condition to Securitas' and Purchaser's decision to enter into the Merger Agreement, the Company has entered into a Stock Option Agreement with Securitas, dated as of February 19, 1999 (the "Stock Option Agreement"), pursuant to which, among other things, the Company has granted Securitas an option to purchase up to 2,437,079 shares of the Common Stock at $29.00 per share. The option can be exercised only under certain circumstances.

As an additional inducement and condition to Securitas' and Purchaser's decision to enter into the Merger Agreement, certain trust stockholders of the Company, of which Thomas W. Wathen, the Chairman of the Board, is sole trustee, have entered into a Stockholders Agreement, dated as of February 19, 1999 (the "Stockholders Agreement"), with Securitas and Purchaser, pursuant to which, among other things, each such stockholder has (i) agreed to tender all of its shares of Common Stock in the Offer; (ii) granted to Securitas a proxy with respect to the voting of 3,700,537 shares of Common Stock in certain matters, and (iii) granted to Securitas an option to purchase shares of Common Stock.

The forgoing descriptions of the Merger Agreement, the Stock Option Agreement and the Stockholders Agreement are qualified in their entirety to the full texts thereof, copies of which have been previously filed with the SEC.

Except where otherwise indicated, the disclosure contained in this Form 10-K does not give effect to the successful consummation of the Offer and Merger.

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

The Company believes that it offers the broadest array of security and security-related services and products in the industry. The Company promotes the concept of "one-stop shopping" as an advantage to clients.

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

In fiscal years 1996, 1997 and 1998, security officer services accounted for approximately 92%, 89% and 87%, respectively, of the Company's revenues.

Security Systems Integration Services

Pinkerton integrates diverse electronic security systems, such as closed circuit television, access control, fire and burglar alarms, communications, digital badging and network security, into a coherent interrelated operating system that enhances security and automates alarm response. The Company also provides ongoing maintenance of such systems. Pinkerton has supplier and distribution agreements with the manufacturers of the equipment that the Company believes best meets client needs. The equipment used by Pinkerton is widely available from several suppliers. Management believes that, in order to service an installed security system effectively, a service provider must be located within a three to four hour drive of the client. Pinkerton currently provides these services in many, but not all, regions in the United States and in some international areas. The Company expects to continue to expand these services by growing internally and by acquiring additional security systems integration companies in order to assemble nationwide capabilities.

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

Security Consulting Services

Pinkerton provides security consulting services worldwide. These services include security surveys and assessments, crisis planning and management, design and engineering services including computer-aided designs and specifications and systems design. The Company's crisis planning and management services are provided through its Pinkerton Business Risks International Division. Pinkerton also provides project management services, including quality assurance, construction and budget management and technical documentation. The Company's global risk intelligence service provides daily, weekly and monthly assessments of international travel and asset risk related to terrorism, crime and political instability.

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

Pre-Employment and Workplace Services

Pinkerton offers information solutions for workplace issues through its employee selection and internal communications programs, helping companies minimize the risks and business abuses associated with unqualified and poorly trained employees. By providing hiring tools and strategies implemented with today's technology, Pinkerton assists its clients in their attempts to hire qualified, honest employees and to minimize negligent hiring concerns, reduce turnover, and increase productivity. Critical information and computer technology are combined to offer fast, accurate background verifications, drug-free workplace programs (including drug test administration services), customized structured interviews and Stanton's industry-leading pre-employment assessment tests. Pinkerton's employee background investigation software allows its clients to interface electronically with its Information Center in Charlotte, North Carolina facilitating requests for background information. In addition, Pinkerton's internal communications services help clients educate employees on ethics, compliance, loss prevention, safety and other workplace issues. Pinkerton also provides a toll-free "hotline" service for reporting of ethical misconduct, employee concerns or security and safety incidents through Pinkerton's AlertLine information center 24 hours a day, seven days a week.

Financial Information About Business Segments

Business segment information is set forth in Note 16 to the Company's Consolidated Financial Statements included under Item 8 of this Report.

Strategic Alliances

The Company has entered into strategic alliances with other companies that allow Pinkerton to provide its clients with an even broader spectrum of security-related services. Through these relationships, Pinkerton can provide clients with crisis prevention and management services, computer network security and related consulting services.

Sales

Pinkerton organizes its operations into domestic and international regions. The Company markets and cross-sells its security and security-related services and products both through its district offices worldwide and through its marketing and sales organizations.

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

In 1998 Pinkerton continued to be one of the largest independent security systems integrators in the United States on the basis of annual revenue. There are many security product manufacturers that sell and install their own manufactured products and, to various degrees, integrate them with other products; and there are numerous smaller regional and local security systems installers and integrators in the United States and international markets.

Competition in the security officer service industry and in the Company's other service areas is intense and is based primarily on price in relation to the quality of service; the scope of services performed; the extent and quality of security officer supervision, recruiting, selection and training; and local and/or national reputation.

Clients: Domestic and International

The Company provides services to more than 80% of the United States "Fortune 1000" companies. Internationally, the Company provides security officer and investigation services to firms in the financial, manufacturing, retail and transportation areas, as well as to the United States and foreign governments. The Company's largest client, General Motors Corporation ("GM"), contracts for approximately 140,000 security officer hours per week. Total revenue under this contract with GM accounted for approximately 13% of the Company's revenue in 1998. The loss of sales to any single client, with the exception of GM, would not have a material adverse effect on the Company. The Company's agreements to supply contract security to GM in North America currently extends through 2006; and the Company was also recently awarded contracts by GM relating to Canada and Mexico.

Employees, Management and Training

Pinkerton believes that the quality of its security officers is key to its ability to offer world-class service. Pinkerton's policy is to subject all employee candidates to a selection process involving an integrity and work ethic test, a structured computer-assisted employment interview, a background verification and records check, a drug test and a series of interviews.

Pinkerton's training efforts consist of providing employees with field manuals, training films, tests, client-specific operating instructions and weekly recorded telephone updates. All security district managers, operations managers and field supervisors also must complete Pinkerton's proprietary, accredited Advanced Certification Training Course. In addition, Pinkerton strongly encourages all of its security officers to take this course.

Many applicants for investigative positions have had experience in law enforcement, the insurance industry or military branches specializing in investigation prior to joining Pinkerton and, as such, are trained professionals with field experience. Once on the job, Pinkerton provides investigators with field manuals and periodic training.

Pinkerton has more than 48,000 employees. At any given time, up to approximately one-sixth of the Company's employees are considered part-time employees. Collective bargaining agreements cover approximately 5% of its employees in the United States, approximately 85% of its employees in Canada and approximately 91% of its employees in Mexico. The Company's General Motors work force is subject to collective bargaining agreements that expire in October 1999. The Company will begin negotiations with the relevant labor unions. The Company expects the negotiations to result in a favorable contract. Although a labor strike is always possible, the Company has no indication at this point that it will be unable to effect new collective bargaining agreements satisfactory to all parties. The Company is not a party to any collective bargaining agreement covering any of its employees in Europe or Asia, but in Europe is subject to industry-wide collective bargaining agreements. Relations with employees have generally been satisfactory, and Pinkerton has not experienced any significant work stoppages attributable to labor disputes. Security officers and other personnel supplied by Pinkerton to its clients are Pinkerton's employees, even though they may be stationed regularly at a clients' premises.

Pinkerton's business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. The Company's ability to pass along any increases in labor costs may be limited by contract or by price competition within the industry, which has been intense for several years. Labor shortages can cause the Company to incur significant overtime expense in geographic areas experiencing low unemployment. The premium portion of overtime expense is typically absorbed by the Company, unless the client contract provides otherwise.

Regulatory and Legal Considerations

Pinkerton is subject to and complies with a large number of city, county and state occupational licensing and firearm laws that apply to security officers and private investigators. In addition, most states have laws regulating security officers including requirements for training and registration of security officers, regulating the use of badges and uniforms, prescribing the use of identification cards or badges, and imposing minimum bond surety or insurance standards. Federal legislation has been previously introduced to establish minimum Federal standards for security officer qualification and training and similar legislation is pending in several of those states that do not already have standards governing security services, as well as in other states which are considering revisions to their screening and/or training standards. The Company, either directly or through industry trade associations, generally supports the creation of minimum standards for the industry. The Company does not expect the establishment of minimum Federal standards to have a material adverse affect on the Company's business. The Company also must comply with city, county and state licensing requirements in order to provide certain systems integration and alarm monitoring services. Many foreign countries also have laws that restrict the ability of Pinkerton to render certain services, including laws prohibiting the provision of private security services and those limiting foreign investment.

Financial Information About Foreign Operations

See Note 16 to Notes to Consolidated Financial Statements contained in Part II,
Item 8 of this Report.

Note on Forward-Looking Statements

Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1996 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company.
Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as the Company or management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook," and words of similar import) are not historical facts and may be forward-looking. Such forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the ability of management to successfully implement its strategy to further improve the Company's performance, the results of any future litigation, shortages of labor, adverse general economic conditions in the U.S. or overseas, the effect of Year 2000 issues on the Company, its key suppliers and significant customers, the Company's ability to meet competition in its highly competitive markets with minimal impact on prices and margins, the Company's ability to generate cash flows and obtain financing to support its operations and growth and the factors noted under the caption "Outlook: Issues and Risks" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

Item 2.   Properties

Pinkerton leases approximately 67,950 square feet of office space in Westlake Village, California for its corporate headquarters. The lease expires in 2008, subject to earlier termination under certain conditions. Pinkerton has three successive options to further extend the lease until 2023. The Company also leases approximately 56,000 square feet of office space in Encino, California at the site of its former headquarters. That lease expires in 2003. The Company has sublet a portion of the Encino space and is attempting to sublet the balance of this space.

Except for a few office locations owned by its German subsidiaries and its security systems integration subsidiary, Pinkerton has entered into leases covering each of its other office locations. For the year ended December 25, 1998, the aggregate annual rental for all leased office space, including the Company's foreign operations, was approximately $11.5 million. Leases that expire generally are expected to be renewed or replaced by other leases.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of fiscal year 1998.

Executive Officers of the Company

Set forth below are the names and positions and ages as of the date hereof of the Company's current executive officers.


NAME                       AGE         POSITIONS(1)
----                       ---         ---------

Denis R. Brown              59         Director, President and Chief Executive Officer

C. Michael Carter           55         Executive Vice President, General Counsel and Corporate Secretary

James P. McCloskey          58         Executive Vice President and Chief Financial Officer

Don W. Walker               57         Executive Vice President, The Americas

Laura J. Cerar              37         President, U.S. Security

Anthony R. Miller           58         Corporate Vice President, Total Quality Management

Sally R. Phillips           39         Corporate Vice President, Human Resources

Richard E. Ferens           44         Vice President and Treasurer

Gregg S. Lamb               36         Worldwide Controller

Frederick W. London         47         Vice President, Deputy General Counsel and Assistant Secretary

______________________
(1) Each of the executive officers above holds his or her office until he or she resigns, is removed or otherwise disqualified to serve in such capacity or until his or her successor is elected and qualified.

Denis R. Brown was elected the President and Chief Executive Officer and a director of the Company in April 1994. Prior to joining the Company, Mr. Brown served at Concurrent Computer Corporation as Chairman of the Board and Chief Executive Officer from April 1992 until August 1993, as Chairman of the Board, President and Chief Executive Officer from July 1991 until April 1992, and as Vice Chairman of the Board, President and Chief Executive Officer from September 1990 until July 1991. Mr. Brown served as President and Chief Executive Officer of Penn Central Industries Group from May 1985 until January 1990. Prior to joining Penn Central, Mr. Brown spent 15 years with ITT Corporation, serving as Corporate Vice President and Group Executive of the Defense Space Group and as President of the Defense Communications Division. Mr. Brown is also serving as a director of Farr Company, a producer and distributor of filters and filtration systems.

C. Michael Carter has served as Executive Vice President, General Counsel and Corporate Secretary of the Company since joining the Company in September 1994. He directs strategic planning and marketing, corporate development, risk management, contracts and legal. Prior to joining the Company, Mr. Carter served at Concurrent Computer Corporation as Senior Vice President, Operations and Secretary from August 1993 to September 1994, and served as Vice President, General Counsel and Secretary and directed corporate development from May 1987 to August 1993. He also served as a director of Concurrent from June 1994 to September 1994. Prior to his employment at Concurrent, Mr. Carter was Senior Corporate Counsel and Assistant Secretary for RJR Nabisco, Inc. and General Counsel and Secretary of RJ Reynolds Development Corporation. He also held senior positions in legal affairs with The Singer Company, and was an associate with Winthrop, Stimpson, Putnam & Roberts in New York.

James P. McCloskey has served as Executive Vice President and Chief Financial Officer of the Company since joining the Company in October 1994. Prior to joining the Company, Mr. McCloskey served as Vice President Finance, Treasurer and Chief Financial Officer of Concurrent Computer Corporation from 1986 to 1994 and of Sybron Corporation from 1980 to 1986. Prior to that time, Mr. McCloskey held a number of financial and operating positions with W. R. Grace & Company. He began his career with Price Waterhouse.

Don W. Walker was named Executive Vice President, The Americas in March 1997, after serving as Executive Vice President, North American Operations since November 1994. Prior to that he served as Executive Vice President, Investigations since joining the Company in November 1991 and Executive Vice President, Investigations and International Operations since June 1993. Mr. Walker was the founder of Business Risks International ("BRI"), a firm specializing in security consulting, investigations and loss prevention, and served as its President and Chief Executive Officer from September 1985 until joining the Company upon its acquisition of BRI. Prior to founding BRI, Mr. Walker was Assistant General Counsel and Corporate Security Director for Genesco Inc. Mr. Walker also is a former Special Agent of the Federal Bureau of Investigation, and a former President/Chairman of the American Society for Industrial Security.

Laura J. Cerar has served as President of the Company's U.S. Security Services Division since October 1997 and as Vice President of Field Operations, Regional Manager and District Manager since joining the Company in 1986. Prior to joining the Company, Ms. Cerar was the Security Director for a contract security agency in the Pittsburgh, Pennsylvania area.

Anthony R. Miller has served as Corporate Vice President, Total Quality Management since joining the Company in May 1995. Prior to joining the Company, Mr. Miller served as Vice President - Chief Quality Officer of Banc One Services Corporation from May 1990 to July 1994. He served at Citicorp Global Payment Products as Vice President - Director Service Management from 1987 to 1990 and as Vice President - Director of Performance Engineering from 1986 to 1987. Prior to that, Mr. Miller spent four years with American Express and three years with International Telephone & Telegraph in systems development positions.

Sally R. Phillips has served as Corporate Vice President, Human Resources since July 1998. During the period 1988 through July 1998, Ms. Phillips has held various positions with the Company including Vice President, Legal and Operations Support, and Vice President and Assistant General Counsel. Prior to joining the Company, Ms. Phillips was an employment attorney with the international law firm of Paul, Hastings, Janofsky and Walker.

Richard E. Ferens has served as Vice President and Treasurer of the Company since March 1998, Treasurer since March 1997, and as Director of Taxation since joining the Company in November 1995. Prior to joining the Company, Mr. Ferens served at AT&T Corporation as Director of Taxes-Transfer Pricing, from January 1995 to October 1995, and at Concurrent Computer Corporation from October 1988 to December 1994 as Director of Taxation. Prior to Concurrent Computer Corporation, Mr. Ferens spent 10 years with Merck & Company, Inc. in various financial positions.

Gregg S. Lamb has served as Worldwide Controller of the Company since August 1998, and as Director of Corporate Development since joining the Company in 1995. Prior to joining the Company, Mr. Lamb served at Concurrent Computer Corporation from October 1987 to November 1995 in various financial positions, including Director of Worldwide Financial, Planning and Reporting with international controller responsibilities. He began his career with Deloitte, Haskins & Sells (currently known as Deloitte & Touche).

Frederick W. London has served as Vice President, Deputy General Counsel and Assistant Secretary since joining the Company in February 1998. Mr. London also serves as a director of Questron Technology, Inc., a specialized, value-added distributor of fasteners and related products. Prior to joining the Company, Mr. London was a partner in the law firm of Gould & Wilkie, LLP, New York, NY, during the period January 1995 through February 1998 and a partner in the firm of Dunnington, Bartholow & Miller, LLP, New York, NY, during the period January 1983 through December 1994. Prior to that time, Mr. London held positions as an associate attorney with the Dunnington firm and as an attorney with the Enforcement Division of the Securities and Exchange Commission.


                                    PART II

Item 5.   Market For the Company's Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the New York Stock Exchange under the symbol PKT. The following table shows the high and low sales prices as reported on the New York Stock Exchange for the Company's Common Stock for fiscal years 1998 and 1997:

Fiscal Year            Quarter                   High                  Low
-----------            -------                   ----                  ---
1998                   First Quarter             $23.81               $22.13
                       Second Quarter             23.94                18.68
                       Third Quarter              21.00                13.06
                       Fourth Quarter             21.50                12.75

1997                   First Quarter             $18.67               $16.25
                       Second Quarter             20.42                16.83
                       Third Quarter(1)           23.31                20.00
                       Fourth Quarter             24.19                21.25

_________________
(1) Effective August 27, 1997, a three-for-two stock split was accomplished by means of a stock dividend whereby one new share was distributed for each two shares held.

As of March 12, 1999, there were 252 stockholders of record.

The closing sale price of the Company's Common Stock on March 12, 1999 was $28.6875 per share.

The Company has not declared or paid cash dividends on its capital stock during fiscal years 1998 and 1997. The Company does not anticipate paying any cash dividends out of earnings in the foreseeable future. The ability of the Company to pay cash dividends on its Common Stock is limited by its Note Purchase Agreement (the "Note Purchase Agreement"), dated as of June 14, 1990, by and among the Company and The Travelers Insurance Company, The Travelers Indemnity Company, The Equitable Life Assurance Society of the United States, Equitable Variable Life Assurance Company, Tandem Life Insurance Company and The Equitable of Colorado, Inc. Under the Note Purchase Agreement, the Company may not declare, pay or incur any liability to make any payment as dividends unless, after giving effect thereto, (i) no event of default would occur or exist, (ii) the Company would be permitted to incur Funded Indebtedness (as defined in the Note Purchase Agreement) and (iii) the aggregate Restricted Payments (as defined in the Note Purchase Agreement) made since December 31, 1989 would not exceed the sum of 50% of cumulative Consolidated Net Income (as defined in the Note Purchase Agreement) plus $1.5 million. The Company's Revolving Credit Agreement dated as of November 21, 1995 also prohibits the payments of dividends when an event of default or a potential event of default under the agreement exists.

Item 6.   SELECTED FINANCIAL DATA

In thousands, except per share data

OPERATING STATEMENT DATA

                                              December 25,      December 26,      December 27,      December 29,      December 30,
Year Ended                                           1998              1997              1996              1995              1994
------------------------------------------------------------------------------------------------------------------------------------

Service revenues                              $1,009,097        $1,001,889        $   906,247       $   862,793       $   849,960
Cost of services                                 888,004           877,016            791,877           771,172           773,526
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                     121,093           124,873            114,370            91,621            76,434
Operating expenses                                95,986            89,039             81,256            61,857            57,983
Amortization of intangible assets                  7,850             9,397              9,335             8,873            10,240
Write-down of long-lived assets and other
 special charges                                   9,853                 -                  -                 -            14,435
Gain from litigation settlements, net                  -                 -                  -                 -            (2,369)
------------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                            7,404            26,437             23,779            20,891            (3,855)
Interest expense, net                              1,744             2,897              2,253             2,870             3,969
Other income                                           -                 -             (1,962)                -                 -
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                  5,660            23,540             23,488            18,021            (7,824)
Provision for income taxes                         6,123             8,807             11,038             7,521             2,418
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $     (463)       $   14,733         $   12,450       $    10,500      $    (10,242)
====================================================================================================================================
Basic earnings (loss) per share               $     (.04)       $     1.17         $      .99       $       .84      $       (.83)
Diluted earnings (loss) per share             $     (.04)       $     1.12         $      .97       $       .84      $       (.82)
====================================================================================================================================

BALANCE SHEET DATA

At Year End                                          1998              1997              1996              1995              1994
------------------------------------------------------------------------------------------------------------------------------------
Working capital                               $   68,495        $   86,599         $  104,459       $    90,225      $     85,400
Total assets                                     331,090           324,196            315,281           290,909           278,090
Current maturities of long-term debt               8,575             8,575              8,575             8,575             8,575
Long-term debt, less current maturities           25,695            25,019             37,313            34,275            42,850
Total stockholders' equity/a/                    135,809           143,629            130,381           113,725           103,422
Book value per common share/b/                $    10.86        $    10.96         $    10.19       $      9.08      $       8.31
====================================================================================================================================


OTHER FINANCIAL DATA

Year                                                 1998              1997              1996              1995              1994
------------------------------------------------------------------------------------------------------------------------------------
Gross profit margin                                12.0%             12.5%              12.6%             10.6%              9.0%
Operating profit (loss) margin                      0.7%              2.6%               2.6%              2.4%            (0.5)%
EBITA/c/                                      $   25,107        $   35,834         $   33,114       $    29,764      $     18,451
Current ratio                                       1.60              1.84               2.10              2.05              2.06
Long-term debt-to-equity percentage                19.0%             17.0%              29.0%             30.0%             41.0%
Return on beginning equity                        (0.3)%             11.3%              10.9%             10.2%            (9.2)%
Return on ending capital/d/                       (0.4)%              9.8%               8.5%              8.8%            (4.9)%
Operating cash flow/e/                        $   25,303        $   31,277         $   28,858       $    25,876      $     17,913
EBITDA/f/                                     $   33,170        $   42,981         $   40,187       $    36,267      $     24,300
====================================================================================================================================

a  No cash dividends were declared during the five years presented.

b Book value per common share has been calculated based upon weighted average common shares and dilutive potential common shares outstanding during each year.

c EBITA represents net income (loss) plus interest, taxes and amortization of intangible assets. Also added back to determine EBITA were: write-down of intangible assets in 1994, other income in 1996 and write-down of long-lived asesets and other special charges in 1998.

d  In 1994, return on ending capital was computed using the statutory tax rate.

e Operating cash flow represents net income (loss) plus amortization of intangible assets and depreciation for all years. Also added back to determine operating cash flow were: write-down of intangible assets in 1994 and write-down of long-lived assets and other special charges in 1998.

f EBITDA represents net income (loss) plus interest, taxes, depreciation and amortization of intangible assets. Also added back to determine EBITDA were: write-down of intangible assets and gain from litigation settlements in 1994, other income in 1996 and write-down of long-lived assets and other special charges in 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year.

RESULTS OF OPERATIONS

The Company has two reportable segments: U.S. security officer operations and Continental Europe operations. Continental Europe operations includes security officer and investigation services. All other operations include systems integration, investigations and other security operations in the U.S.; and security officer, systems integration, investigations and other security operations in Canada, United Kingdom, Asia and Latin America.

1998 Compared to 1997

  Service Revenues

The Company's service revenues increased by $7.2 million, or 0.7%, from $1,001.9 million in 1997 to $1009.1 million in 1998. This increase reflects $2.1 million of revenues from businesses acquired during 1998, a net increase in all other business of $13.1 million, and revenue reductions arising from currency fluctuations of $8.0 million.

The U.S. security officer operations revenue decreased by $5.4 million, or 0.8%, from $718.1 million in 1997 to $712.7 million in 1998, reflecting a net decrease in business. U.S. security officer operations revenues reflect $118.6 million and $119.7 of revenue from General Motors in 1998 and 1997, respectively. This decrease was due to the General Motors strike in 1998.

The Continental Europe operations revenue increased by $1.5 million, or 4.8%, from $31.0 million in 1997 to $32.5 million in 1998. This increase reflects a $3.3 million net increase in business, partially offset by reductions arising from currency fluctuations of $1.8 million.

Revenues from all other operations increased by $11.1 million, or 4.4%, from $252.8 million in 1997 to $263.9 million in 1998. This increase reflects $2.1 million of revenues from businesses acquired during 1998; a net increase in all other business of $15.2 million, including decreases resulting from the wind down of a large contract at the Company's United Kingdom (U.K.) subsidiary; and revenue reductions arising from currency fluctuations of $6.2 million.

  Cost of Services and Gross Profit

The Company's cost of services increased by $11.0 million, or 1.3%, from $877.0 million in 1997 to $888.0 million in 1998. This increase was primarily due to payroll and related expenses accompanying the increase in service revenues, noted above, higher insurance and risk costs, and costs of $2.0 million to realign certain businesses. The Company's gross profit margin decreased from 12.5% in 1997 to 12.0% in 1998, principally as a result of the items discussed above, partially offset by an improved mix of services.

Cost of services for the U.S. security officer operations increased $0.3 million from $628.1 million in 1997 to $628.4 million in 1998. The U.S. security officer operations gross profit margin decreased from 12.5% in 1997 to 11.8% in 1998, principally as a result of higher insurance and risk costs.

Cost of services for the Continental Europe operations increased $1.6 million, or 6.2%, from $25.9 million in 1997 to $27.5 million in 1998, primarily due to payroll and related expenses accompanying the increase in service revenues, noted above. The Continental Europe operations gross profit margin decreased from 16.5% in 1997 to 15.4% in 1998, primarily due to competitive market pressures.

Cost of services for all other operations increased $9.1 million, or 4.1%, from $223.0 million in 1997 to $232.1 million in 1998, primarily due to payroll and related expenses accompanying the increase in service revenues, noted above and costs of $2.0 million to realign certain businesses. The gross profit margin from all other operations increased from 11.8% in 1997 to 12.1% in 1998, primarily due to the item discussed above and an improved mix of services.

  Operating Expenses

Operating expenses increased by $7.0 million, or 7.9%, from $89.0 million in 1997 to $96.0 million in 1998. Operating expenses were 9.5% of service revenues in 1998 and 8.9% of service revenues in 1997. The higher operating expense percentage reflects a continuing investment in the Company's information systems infrastructure, a continuing investment in building the infrastructure in certain businesses, the impact of increased revenues from certain businesses that have a higher level of operating expenses and costs of $1.1 million to realign certain businesses; partially offset by a reclass of insurance and risk costs to cost of services and reduced net benefit costs that included the receipt of $1.0 million in net proceeds from an insurance policy.

Operating expenses for the U.S. security officer operations decreased by $1.2 million, or 2.7%, from $44.4 million in 1997 to $43.2 million in 1998. Operating expenses were 6.1% of service revenues in 1998 and 6.2% of service revenues in 1997. The decrease is the result of a reclass of insurance and risk costs to cost of services and reduced net benefit costs that included the receipt of $1.0 million in net proceeds from an insurance policy; partially offset by a continuing investment in the Company's information systems infrastructure.

Operating expenses for the Continental Europe operations decreased by $0.1 million from $2.0 million in 1997 to $1.9 million in 1998. Operating expenses were 5.8% of service revenues in 1998 and 6.5% of service revenues in 1997.

Operating expenses for all other operations increased $8.6 million or 25.4%, from $33.9 million in 1997 to $42.5 million in 1998. Operating expenses were 16.1% of service revenues in 1998 and 13.4% of service revenues in 1997, primarily due to mix of businesses with higher operating expense levels, continuing investment in building the infrastructure in certain businesses and costs of $1.1 million to realign certain businesses, partially offset by cost reductions in certain businesses.

Corporate expenses decreased from $8.7 million in 1997 to $8.4 million in 1998.

  Earnings Before Interest, Taxes and Amortization (EBITA)

EBITA, before write-down of long-lived assets and other special charges, decreased by $10.7 million, or 29.9%, from $35.8 million in 1997 to $25.1 million in 1998 due to a decrease in gross profit and higher operating expenses.

EBITA for U.S. security officer operations decreased $4.5 million, or 9.9%, from $45.6 million in 1997 to $41.1 million in 1998 due to a decrease in gross profit, partially offset by lower operating expenses.

EBITA for Continental Europe operations remained constant at $3.1 million for 1998 as compared to 1997.

Negative EBITA for all other operations increased $6.6 million, or 161.0%, from $4.1 million in 1997 to $10.7 million in 1998 due to higher operating expenses, partially offset by higher gross profit.

 Write-Down of Long-lived Assets and Other Special Charges

In the second quarter of 1998, the Company accrued $1,962,000 for lease termination and moving costs in connection with the relocation of the Company's corporate offices. Other write-downs of goodwill and fixed assets associated with the Company's U. K. and System Integration operations were recorded in 1998. These write-offs amounted to $7,891,000. The Company has determined that these assets are not recoverable and has written them off.

  Amortization

Amortization of intangible assets decreased by $1.5 million, or 16.5%, from $9.4 million in 1997 to $7.9 in 1998, primarily reflecting the write-down of goodwill and the completion during the latter part of 1997 of the amortization of several intangible assets, partially offset by additional amortization from new acquisitions.

  Operating Profit

Operating profit was $7.4 million, or 0.7% of service revenues in 1998, as compared with an operating profit of $26.4 million, or 2.6% of service revenues in 1997. Operating profit decreased due to a decrease in the gross profit margin, higher operating expenses and the write-down of long-lived assets and other special charges.

  Interest

Interest income increased $0.3 million to $1.5 million in 1998 primarily as a result of an increase in the rate of return in average invested funds.

Interest expense decreased by $0.9 million, or 22.0%, from $4.1 million in 1997 to $3.2 million in 1998, primarily as a result of a reduced average level of outstanding debt in 1998 as compared with 1997.

  Income Taxes

Income taxes were $6.1 million in 1998, as compared with $8.8 million in 1997. The effective tax rate in 1998 was 108.2%, as compared with 37.4% in 1997. The higher effective tax rate in 1998 primarily reflects the non-deductibility of the Company's write-down of goodwill. In addition, the lower rate in 1997 was the result of the tax benefit of a loss related to the U.K. subsidiary.


***


1997 Compared to 1996

  Service Revenues

The Company's service revenues increased by $95.7 million, or 10.6%, from $906.2 million in 1996 to $1,001.9 million in 1997. This increase reflects $30.5 million of revenues from businesses acquired during 1997, a net increase in all other business of $66.7 million, and revenue reductions arising from currency fluctuations of $1.5 million.

The U.S. security officer operations revenue increased $32.3 million, or 4.7%, from $685.8 million in 1996 to $718.1 million in 1997, reflecting a net increase in business. U.S. security officer operations revenues reflect $119.7 million and $106.7 million of revenue from General Motors in 1997 and 1996, respectively.

The Continental Europe operations revenue increased $20.6 million, or 198.1%, from $10.4 million in 1996 to $31.0 million in 1997. This increase reflects $21.3 million from businesses acquired during 1997 and a net increase in all other business of $2.8 million; partially offset by revenue reductions arising from currency fluctuations of $3.5 million.

Revenues from all other operations increased $42.8 million, or 20.4%, from $210.0 million in 1996 to $252.8 million in 1997. This increase reflects $9.2 million or revenues from businesses acquired during 1997, a net increase in all other business of $31.6 million and revenue increases arising from currency fluctuations of $2.0 million.

  Cost of Services and Gross Profit

The Company's cost of services increased by $85.1 million, or 10.7%, from $791.9 million in 1996 to $877.0 million in 1997. This increase was primarily due to payroll and related expenses accompanying the increase in service revenues noted above. The Company's gross profit margin decreased from 12.6% in 1996 to 12.5% in

1997, principally as a result of increased overtime costs, the costs of a national infrastructure for the Company's systems integration businesses, and costs incurred in the Company's United Kingdom (U.K.) subsidiary in connection with a reorganization program to reposition the U.K. business for the future, partially offset by higher margins from operations of businesses acquired in 1997.

Cost of services for the U.S. security officer operations increased $30.0 million, or 5.0%, from $598.1 million in 1996 to $628.1 million in 1997, primarily due to payroll and related expenses accompanying the increase in service revenues noted above. The U.S. security officer operations gross profit margin decreased from 12.8% in 1996 to 12.5% in 1997, principally as a result of increased overtime costs.

Cost of services for the Continental Europe operations increased $14.8 million, or 133.3%, from $11.1 million in 1996 to $25.9 million in 1997, primarily due to payroll and related expenses accompanying the increase in service revenues noted above. The gross profit margin for the Continental Europe operations was 16.5% for 1997 as compared to a loss margin of 6.7% for 1996, primarily due to higher margins from operations of businesses acquired in 1997.

Cost of services for all other operations increased $40.3 million, or 22.1%, from $182.7 million in 1996 to $223.0 million in 1997, primarily due to payroll and related expenses accompanying the increase in service revenues noted above. The gross profit margin from all other operations decreased from 13.0% in 1996 to 11.8% in 1997, principally as a result of the costs of a national infrastructure for the Company's systems integration businesses and costs incurred in the Company's U.K. subsidiary in connection with a reorganization program to reposition the U.K. business for the future.

  Operating Expenses

Operating expenses increased by $7.7 million, or 9.5%, from $81.3 million in 1996 to $89.0 million in 1997. Operating expenses were 8.9% of service revenues in 1997 and 9.0% of service revenues in 1996. The slightly lower operating expense percentage reflects the favorable impact of the Company's ability to leverage semi-fixed operating expenses on higher revenues, partially offset by increased expenses incurred at the Company's U.K. subsidiary to reposition the U.K. business for the future.

Operating expenses for the U.S. security officer operations increased $2.1 million, or 5.0%, from $42.3 million in 1996 to $44.4 million in 1997. Operating expenses were 6.2% of service revenues for both 1997 and 1996.

Operating expenses for the Continental Europe operations increased by $0.7 million, or 53.8%, from $1.3 million in 1996 to $2.0 million in 1997, primarily due to businesses acquired during 1997. Operating expenses were 6.5% of service revenue in 1997 and 12.5% of service revenues in 1996, reflecting the favorable impact of the Company's ability to leverage semi-fixed operating expenses on higher revenues.

Operating expenses for all other operations increased $5.0 million, or 17.3%, from $28.9 million in 1996 to $33.9 million in 1997, primarily due to businesses acquired during 1997. Operating expenses were 13.4% of service revenues in 1997 and 13.8% of service revenues in 1996. The lower operating expense percentage reflects the favorable impact of the Company's ability to leverage semi-fixed operating expenses on higher revenues, partially offset by increased expenses incurred at the Company's U.K. subsidiary to reposition the U.K. business for the future.

Corporate expenses decreased from $8.8 million in 1996 to $8.7 million in 1997.

  Earnings Before Interest, Taxes and Amortization (EBITA)

EBITA increased by $2.7 million, or 8.2%, from $33.1 million in 1996 to $35.8 million in 1997 due to a decrease in operating expenses as a percentage of revenue, partially offset by a decrease in gross profit.

EBITA for U.S. security officer operations increased $0.3 million, or 0.7%, from $45.3 million in 1996 to $45.6 million in 1997.

EBITA for Continental Europe operations for 1997 was $3.1 million as compared to a negative EBITA for 1996 of $2.0 million due to an increase in gross profit and a decrease in operating expenses as a percentage of revenue.

Negative EBITA for all other operations increased $2.7 million, or 192.9%, from $1.4 million in 1996 to $4.1 million in 1997 due to a decrease in gross profit, partially offset by a decrease in operating expenses as a percentage of revenue.

  Amortization

Amortization of intangible assets increased by $0.1 million, or 1.1%, from $9.3 million in 1996 to $9.4 million in 1997, primarily due to acquisitions made in 1997.

  Operating Profit

Operating profit was $26.4 million, or 2.6% of service revenues in 1997, as compared with an operating profit of $23.8 million, or 2.6% of service revenues in 1996. Operating profit remained constant as a percentage of revenues. A decrease in the gross profit margin was offset by a decrease in operating expenses as a percentage of revenues.

  Interest

Interest income decreased $1.2 million to $1.2 million in 1997 as a result of a decrease in average invested funds, primarily due to $10.8 million paid from the Company's general funds in partial payment of the $22.4 million purchase price of WKD Security GmbH on January 1, 1997, and as a result of lower interest rates in 1997 as compared with 1996.

Interest expense decreased by $0.5 million, or 10.9%, from $4.6 million in 1996 to $4.1 million in 1997, primarily as a result of a reduced average level of outstanding debt in 1997 as compared with 1996.

  Other Income

In 1996, the Company entered into an agreement with the previous owner related to the acquisition of Pinkerton's, Inc. by California Plant Protection, Inc. in 1988. As a result of this agreement, the Company received a cash payment of $5.2 million. Of this amount, $3.2 million represents a reimbursement of income and other taxes paid on behalf of the previous owner, which had been recorded as a receivable in the consolidated balance sheet; the remaining amount of $2.0 million was recorded as other income.

  Income Taxes

Income taxes were $8.8 million in 1997, as compared with $11.0 million in 1996. The effective tax rate in 1997 was 37.4%, as compared with 47.0% in 1996. The lower effective tax rate was the result of the tax benefit of a loss related to the U.K. subsidiary.

FINANCIAL CONDITION

  Capital Resources

At December 25, 1998, the Company had $11.2 million in cash, a decrease of $13.0 million from December 26, 1997. Net cash provided by operating activities of $24.6 million was reduced by $31.1 million of net cash payments relating to investing activities and $6.5 million of net cash payments relating to financing activities. The Company's principal investing activities during 1998 were acquisitions ($16.6 million) and the purchase and installations of computer systems and other equipment ($14.5 million). Purchases of marketable securities ($22.0 million) during 1998 were offset by the sales of marketable securities ($22.0 million). The Company's principal financing activities during 1998 were cash borrowings of $9.8 million under the revolving line of credit; an annual principal installment of $8.6 million on the Company's Senior Note debt; $1.7 million of payments on the revolving line of credit; $7.1 million of payments related to the repurchase of the Company's common stock; and $1.1 million of cash receipts related to the exercise of stock options.

The Company has an acquisitions program intended to implement its strategy to become a world-class, global security solutions provider. The Company also has an ongoing program to replace capital equipment and upgrade systems as required. Both of these activities will continue during 1999. In addition, an annual principal installment of $8.6 million on the Company's Senior Note debt is due each June.

One of Pinkerton's significant capital resources is the Pinkerton name, to which a value of approximately $54.8 million (net value at $30.4 million as of December 25, 1998) was assigned upon the acquisition of Pinkerton's, Inc. by California Plant Protection, Inc. in January 1988. The Company believes that the carrying value of the name is supported by its net realizable value. Management expects that the Company will be able to further capitalize on the Pinkerton name in the security and security-related service and product business.

  Liquidity

Pinkerton's cash needs during the first six months of each year are greater because of the impact of higher payroll taxes. In addition, the Company is required to make annual principal payments of approximately $8.6 million (in the month of June) through the year 2000 in repayment of its Senior Notes. Semi-annual interest payments of approximately $0.9 million and $0.4 million related to the Senior Notes are due in June and December 1999, respectively.

During 1998, the Board authorized the repurchase of up to 500,000 shares of the Company's common stock. These shares have been and may be purchased in the open market with the timing and terms of such purchases determined by management based on market conditions. Any such purchases have been and will be made from cash on-hand and any shares acquired are being held as treasury shares. In 1998, the Company repurchased 416,400 shares of the Company's common stock for $7.1 million.

The Company has an unsecured revolving credit facility with a group of banks for borrowings (in certain currencies) up to $100.0 million, of which $50.0 million may be letters of credit. During 1998, DM 16.5 million ($9.8 million) of cash borrowings were made under the revolving line of credit to fund acquisitions in 1998 and 1999. At December 25, 1998, there were DM 27.5 million ($16.3 million) of cash borrowings outstanding under the revolving line of credit. Also at December 25, 1998, $29.6 million in letters of credit had been issued by the Company to secure obligations under the Company's self-insurance programs. Such programs cover workers' compensation, general liability, fidelity, health, dental and automobile risks up to certain limits. Payments under these programs are not entirely predictable.

Under the terms of the Revolving Credit Agreement, the facility expires in November 1999. In addition, the facility may become due and payable in the event of the change of control noted in the Subsequent Event Note 18. The Company is uncertain with respect to the renewal or replacement of this facility, therefore, at December 25, 1998, the cash borrowings outstanding under the revolving line of credit have been classified as a current liability.

The Company believes existing liquid resources, cash generated from operations, and funds available under the revolving credit facility are sufficient for all planned operating and capital requirements. The Company also has access to capital markets, if necessary, to raise funds for working capital, capital spending and other investments for business growth.

YEAR 2000 UPDATE

  General

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

  IT Systems

In April 1996, prior to the establishment of its enterprise-wide Year 2000 program, the Company began converting its domestic corporate financial and human resources management systems to a new client server enterprise system. Three of four systems are implemented. The remaining system is expected to be implemented before June 1999. The Company has received vendor assurance that the systems are Year 2000 ready, and will conduct additional testing during 1999.

The remaining IT systems in the US, as well as systems within the Company's international divisions, have been inventoried, and necessary Year 2000 replacements and retrofits identified. A few of these projects are in the analysis phase, while most are in the development, testing or implementation phase. The Company will focus on these efforts during 1999, since the implementation of its core US systems is nearly complete.

  Non-IT Systems

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

The Company is also addressing the readiness of its critical suppliers and customers. The Company has inventoried its critical suppliers, and where appropriate, contacted certain suppliers requesting Year 2000 certification. In certain areas where the Company relies on products supplied by manufacturers for systems provided to its customers, the Company is seeking standard Year 2000 warranties that, to the extent assignable, may be transferred to customers.

  Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is approximately $6.4 million. This estimate does not include the cost of the Company's previously planned business critical systems which are nearly complete. The total amount expended through December 1998 was approximately $2.4 million. The estimated future capital and expense cost of completing the Year 2000 effort is estimated to be approximately $4.0 million. The Year 2000 effort is funded primarily from the existing IT budget and has been ongoing since 1997. The total estimate for the Year 2000 effort represents approximately 12.0% of the total IT budget for the three-year period. The Company does not separately track all internal costs incurred for the Year 2000 project. The capital and expense costs above are primarily related to payroll costs for the Information Technology group, consulting fees and hardware and software costs.

  Risks and Contingency Planning

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

The Company has started its Business Continuity Plan, and Business Units will define their contingency plans prior to the end of 1999.

Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements."

OUTLOOK: ISSUES AND RISKS

Certain statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Note on Forward-Looking Statements" in Part I, Item 1 of this report.

Billing Rates and Competition

Future billing rates the Company will be able to charge for its services may vary from historical levels, depending on market factors.

Availability and Cost of Labor

The Company's ability to deliver quality services depends heavily on the ready availability and cost of labor in the Company's markets. A strong economy may cause labor shortages in a geographical market, which may result in margins being constrained by unbillable overtime costs.

Risk Arising from Litigation

The nature of the Company's business subjects it to a significant volume of ordinary, routine claims and lawsuits incidental to such business. The Company maintains self-insurance programs and insurance coverage that it believes are appropriate for its liability risks. Nonetheless, many claims or lawsuits brought against the Company allege substantial damages that, if awarded and ultimately paid by the Company (rather than insurers or indemnitors), could have a material adverse effect on the results of operations or financial condition of the Company. See Note 15 of Notes to Consolidated Financial Statements, "Commitments and Contingencies".

European Currency

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("Euro"). The Company conducts business in member countries. The transition period for the introduction of the Euro will be between January 1, 1999 and June 30, 2002. The Company is addressing the issues involved with the introduction of the Euro. The more important issues facing the Company include: converting information technology systems; reassessing currency risk; negotiating contracts; and processing tax and accounting records.

Based upon progress to date, the Company believes the use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro is not expected to have a material effect on the Company's financial condition or results of operations.

Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board change periodically. Changes in such standards may have an impact on the Company's future reported earnings.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for financial statements issued for periods beginning after June 15, 1999. The application of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

Retirement Plan Liabilities and Interest Rates

The Company maintains two unfunded retirement plans and one funded retirement plan, the liabilities of which are significantly affected by changes in long-term interest rates. Changes in long-term interest rates could have an impact on the Company's future reported earnings and financial position.

Termination of Contracts

A majority of the Company's revenue is derived from security guard contracts, which are typically for one-year terms but generally provide for earlier termination by either party in certain circumstances. A net increase in terminations could have an adverse impact on the Company's future reported earnings; however, the Company has historically experienced a low rate of cancellations.

Ability to Sustain Growth Through Acquisition

The Company's revenue growth is partially dependent upon the Company's ability to attract and acquire additional business through acquisition.

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

International Operations

The Company operates in various international markets and engages in security activities that may contain more risk than operations in the United States. The profitability of such operations and associated risks may affect the Company's results and recoverability of goodwill.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows for the next fiscal year.

Item 8.   Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

                                                                     Page No.
                                                                     --------

 Report of Management.............................................         21

 Independent Auditors' Report.....................................         22

 Consolidated Balance Sheets-
   December 25, 1998 and December 26, 1997........................         23

 Consolidated Statements of Operations-
   For the Years Ended December 25, 1998, December 26, 1997 and
   December 27, 1996..............................................         24

 Consolidated Statements of Changes in Stockholders' Equity
   For the Years Ended December 25, 1998, December 26, 1997 and
   December 27, 1996..............................................         25

 Consolidated Statements of Cash Flows-
   For the Years Ended December 25, 1998, December 26, 1997 and
   December 27, 1996..............................................         26

 Notes to Consolidated Financial Statements.......................      27-41

Report of Management

The management of Pinkerton's, Inc. is responsible for the preparation, integrity and accuracy of the accompanying financial statements and related information. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and include amounts based on our best estimates and informed judgments, as required.

Management maintains a comprehensive system of internal controls supported by formal policies and procedures, a written code of business conduct, periodic internal audits and management reviews. Although no cost-effective system will preclude all errors and irregularities, we believe Pinkerton's, Inc. has in place a system of internal controls which provides reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition, transactions are recorded in accordance with our policies, and the financial information presented to our stockholders is reliable.

The Audit Committee of the Board of Directors is comprised solely of outside directors. The Audit Committee meets periodically with the independent auditors, our internal auditors and financial management to ensure that each is carrying out its responsibilities. Both the independent auditors and the internal auditors have free and direct access to the Audit Committee.

The Company's independent auditors are recommended by the Audit Committee and selected by the Board of Directors. The consolidated financial statements have been audited by KPMG LLP, who have expressed their opinion elsewhere herein with respect to the fairness of the statements. Their audits included a review of the system of internal control and tests of transactions to the extent they considered necessary to render their opinion.



Denis R. Brown
President and Chief Executive Officer



James P. McCloskey
Executive Vice President and Chief Financial Officer



Gregg S. Lamb
Worldwide Controller

Independent Auditors' Report



The Board of Directors and Stockholders of Pinkerton's, Inc.:

We have audited the accompanying consolidated balance sheets of Pinkerton's, Inc. and subsidiaries as of December 25, 1998 and December 26, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 25, 1998, December 26, 1997, and December 27, 1996. In connection with our audits, we also have audited the accompanying financial statement schedule (Schedule II). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinkerton's, Inc. and subsidiaries as of December 25, 1998, and December 26, 1997, and the results of their operations, changes in stockholders' equity and cash flows for the years ended December 25, 1998, December 26, 1997, and December 27, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule (Schedule II) when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set for therein.

KPMG LLP

Los Angeles, California
February 12, 1999

                      Pinkerton's, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                   December 25,    December 26,
                                                                                        1998            1997
                                                                                     ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $ 11,232        $ 24,243
  Accounts receivable (includes unbilled amounts
   of $30,727 in 1998 and $32,397 in 1997)                                              157,832         149,668
  Less allowance for doubtful receivables                                                 3,203           2,948
                                                                                       --------        --------
                                                                                        154,629         146,720
                                                                                       --------        --------
  Inventory                                                                               3,096           4,190
  Prepaid expenses                                                                        8,205           8,111
  Deferred income taxes                                                                   6,415           6,129
                                                                                       --------        --------
     Total current assets                                                               183,577         189,393
                                                                                       --------        --------
Equipment and leasehold improvements,
 net of accumulated depreciation and amortization of
 $31,614 in 1998 and $29,685 in 1997                                                     23,033          16,745

Other assets:
  Intangible assets, net                                                                 71,378          68,210
  Deferred income taxes                                                                  25,945          24,924
  Other                                                                                  27,157          24,924
                                                                                       --------        --------
                                                                                        124,480         118,058
                                                                                       --------        --------
                                                                                       $331,090        $324,196
                                                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $ 17,141        $ 14,021
  Accrued liabilities                                                                    89,366          80,198
  Current maturities of long-term debt                                                   24,925           8,575
                                                                                       --------        --------
     Total current liabilities                                                          131,432         102,794
                                                                                       --------        --------
Accrued retirement benefits and other non-current
 liabilities                                                                             54,504          52,754
Long-term debt, less current maturities                                                   9,345          25,019

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                               13              12
  Additional paid-in capital                                                             76,395          75,329
  Treasury stock at cost                                                                 (7,100)              -
  Accumulated other comprehensive loss                                                   (8,692)         (7,368)
  Retained earnings                                                                      75,193          75,656
                                                                                       --------        --------
                                                                                        135,809         143,629
                                                                                       --------        --------
                                                                                       $331,090        $324,196
                                                                                       ========        ========

See accompanying Notes to Consolidated Financial Statements.

                      Pinkerton's, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                        Years Ended
                                                                      -------------------------------------------------
                                                                        December 25,    December 26,     December 27,
                                                                               1998            1997             1996
                                                                      -------------------------------------------------
Service revenues                                                         $1,009,097      $1,001,889         $906,247

Cost of services                                                            888,004         877,016          791,877
                                                                         ----------      ----------         --------

Gross profit                                                                121,093         124,873          114,370

Operating expenses                                                           95,986          89,039           81,256
Amortization of intangible assets                                             7,850           9,397            9,335
Write-down of long-lived assets and other special charges                     9,853               -                -
                                                                         ----------      ----------         --------
Operating profit                                                              7,404          26,437           23,779

Other (income) deductions:
  Interest income                                                            (1,505)         (1,186)          (2,393)
  Interest expense                                                            3,249           4,083            4,646
  Other                                                                           -               -           (1,962)
                                                                         ----------      ----------         --------
                                                                              1,744           2,897              291
                                                                         ----------      ----------         --------
Income before income taxes                                                    5,660          23,540           23,488

Provision for income taxes                                                    6,123           8,807           11,038
                                                                         ----------      ----------         --------
Net income (loss)                                                        $     (463)     $   14,733         $ 12,450
                                                                         ==========      ==========         ========
Basic earnings (loss) per share                                          $     (.04)     $     1.17         $    .99
                                                                         ==========      ==========         ========
Diluted earnings (loss) per share                                        $     (.04)     $     1.12         $    .97
                                                                         ==========      ==========         ========

See accompanying Notes to Consolidated Financial Statements.

                      Pinkerton's, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)




                                                                Additional
                                        Preferred    Common     Paid-In       Treasury   Comprehensive
                                        Stock        Stock      Capital       Stock      Income/(Loss)
                                  ---------------------------------------------------------------------
Balance at December 29, 1995             $ 15        $ 8        $74,463              -
Net income                                  -          -              -              -      $12,450
                                                                                            -------
  Minimum retirement plans
  liability adjustment
  (net of tax of $1,795)                    -          -              -              -        2,693
  Foreign currency
  translation adjustment                    -          -              -              -        1,104
                                                                                            -------
Other comprehensive income                                                                    3,797
                                                                                            -------
Comprehensive income                                                                         16,247
Redemption of preferred                                                                     =======
 stock                                    (15)         -              -              -
Cancellation of restricted
 common stock                               -          -             (2)             -
Exercise of stock options                   -          -            426              -
                                         ----        ---        -------        -------
Balance at December 27, 1996                -          8         74,887              -
                                         ----        ---        -------        -------
Net income                                  -          -              -              -       14,733
                                                                                            -------
 Minimum retirement plans
  liability adjustment
  (net of tax benefit of $15)               -          -              -              -          (24)
 Foreign currency
  translation adjustment                    -          -              -              -       (1,903)
                                                                                             -------
Other comprehensive loss                                                                     (1,927)
                                                                                             -------
Comprehensive income                                                                         12,806
                                                                                             ======
Common stock split                          -          4              -              -
Exercise of stock options                   -          -            442              -
                                         ----        ---        -------        -------
Balance at December 26, 1997                -         12         75,329              -
                                         ----        ---        -------           ----
 Net loss                                   -          -              -              -         (463)
                                                                                             -------
  Minimum retirement plans
  liability adjustment
  (net of tax benefit of
  $425)                                     -          -              -              -         (638)
  Foreign currency
   translation adjustment                   -          -              -              -         (686)
                                                                                              ------
Other comprehensive loss                                                                     (1,324)
                                                                                             -------
Comprehensive loss                                                                          $(1,787)
                                                                                            ========
Stock repurchase                            -          -              -         (7,100)
Exercise of stock options                   -          1          1,066              -
Balance at December 25, 1998             ----        ---        -------        --------
                                         $  -        $13        $76,395        $(7,100)
                                         ====        ===        =======        ========

                                                   Accumulated Other Comprehensive
                                                   Income/(Loss)
                                                 -----------------------------------
                                                  Minimum
                                                  Retirement     Foreign
                                                  Plans          Currency                                     Total
                                                  Liability      Translation                    Retained      Stockholders'
                                                  Adjustment     Adjustment        Total        Earnings      Equity
                                                  -------------------------------------------------------------------------
Balance at December 29, 1995                      $(4,282)        $(4,956)        $(9,238)       $48,477          $113,725
Net income                                              -               -               -         12,450            12,450
  Minimum retirement plans
  liability adjustment
  (net of tax of $1,795)                            2,693               -           2,693              -             2,693
  Foreign currency
  translation adjustment                                -           1,104           1,104              -             1,104
Other comprehensive income
Comprehensive income
Redemption of preferred
 stock                                                  -               -               -              -               (15)
Cancellation of restricted
 common stock                                           -               -               -              -                (2)
Exercise of stock options                               -               -               -              -               426
                                                   ------          -------         -------       -------           -------
Balance at December 27, 1996                       (1,589)         (3,852)         (5,441)        60,927           130,381
                                                   ------          -------         -------       -------           -------
Net income                                              -               -               -         14,733            14,733
 Minimum retirement plans
  liability adjustment
  (net of tax benefit of $15)                         (24)              -              (24)            -               (24)
 Foreign currency
  translation adjustment                                -          (1,903)         (1,903)             -            (1,903)
Other comprehensive loss
Comprehensive income
Common stock split                                      -               -               -             (4)                -
Exercise of stock options                               -               -               -              -               442
                                                   ------           -------         ------        ------           -------
Balance at December 26, 1997                       (1,613)         (5,755)         (7,368)        75,656           143,629
                                                   ------         -------           ------        ------           -------
 Net loss                                               -               -               -           (463)             (463)
  Minimum retirement plans
  liability adjustment
  (net of tax benefit of
  $425)                                              (638)              -            (638)             -              (638)
  Foreign currency
   translation adjustment                               -            (686)           (686)             -              (686)
Other comprehensive loss
Comprehensive loss
Stock repurchase                                        -               -               -              -            (7,100)
Exercise of stock options                               -               -               -              -             1,067
                                                  -------         -------         -------         ------          --------
Balance at December 25, 1998                      $(2,251)        $(6,441)        $(8,692)       $75,193          $135,809
                                                  =======         =======         =======        =======          ========

See accompanying Notes to Consolidated Financial Statements.

                      Pinkerton's, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                       Years Ended
                                                ----------------------------------------------------------
                                                    December 25,       December 26,          December 27,
                                                             1998               1997                  1996
                                                ----------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                       $   (463)          $ 14,733              $ 12,450
Adjustments to reconcile net income (loss) to
 net cash
 provided by operating activities:
   Amortization of intangible assets                       7,850              9,397                 9,335
   Depreciation and other amortization                     8,063              7,147                 7,073
   Provision for losses on doubtful receivables            1,145                885                 1,635
   Deferred income taxes                                    (841)              (399)               (1,970)
   Write-down of long-lived assets and other
    special charges                                        9,853                  -                     -

Changes in assets, liabilities and
 stockholders' equity:
   Accounts receivable                                    (6,277)            (6,489)              (18,103)
   Inventory                                               1,111                682                  (430)
   Prepaid expenses and taxes                                321              3,766                 2,342
   Other assets                                             (852)            (2,652)               (5,634)
   Accounts payable                                        1,893              2,117                 1,196
   Accrued and other non-current liabilities               3,430             (5,089)                3,593
   Foreign currency revaluation of net assets               (668)              (532)                  920
                                                        --------           --------              ---------

Net cash provided by operating activities                 24,565             23,566                12,407
                                                        --------           --------              --------

INVESTING ACTIVITIES:
Purchase of marketable securities                        (22,000)           (16,081)              (21,545)
Sales/redemptions of marketable securities                22,000             24,541                32,481
Purchase of equipment and leasehold improvements         (14,459)            (9,086)               (5,827)
Payments for net assets of acquired businesses,
 net of cash acquired                                    (16,602)           (22,018)               (7,272)
                                                        --------           --------              --------
Net cash used in investing activities                    (31,061)           (22,644)               (2,163)
                                                        --------           --------              --------

FINANCING ACTIVITIES:
Proceeds from long-term debt                               9,810                  -                11,613
Principal repayment of long-term debt                    (10,292)           (10,858)               (8,575)
Stock repurchase                                          (7,100)                 -                     -
Exercise of stock options                                  1,067                418                   279
Redemption of preferred stock                                  -                  -                   (15)
                                                        --------           --------              --------
Net cash (used in) provided by financing
 activities                                               (6,515)           (10,440)                3,302
                                                        --------           --------              --------
Net (decrease) increase in cash and cash
 equivalents                                             (13,011)            (9,518)               13,546

Cash and cash equivalents at beginning of year            24,243             33,761                20,215
                                                        --------           --------              --------

Cash and cash equivalents at end of year                $ 11,232           $ 24,243              $ 33,761
                                                        ========           ========              ========

Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
   Interest                                             $  2,899           $  3,820              $  4,449
   Income taxes                                         $  6,572           $  6,258              $ 13,191

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Corporate Organization

The Company's operations consist mainly of providing security officer, systems integration and investigation services to industrial, commercial, financial and other similar business clients. Substantially all business activity is with customers located throughout the United States, Canada, Europe, Asia and Latin America, and is not concentrated in any particular geographical region therein or by any type of economic activity.

NOTE 2

Summary of Significant Accounting Policies

  Accounting Cycle

Pinkerton's fiscal year comprises the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

  Principles Of Consolidation

The consolidated financial statements include the accounts of Pinkerton's, Inc. "the Company" and its subsidiaries, which are primarily wholly owned. All significant intercompany accounts and transactions have been eliminated.

  Revenue Recognition

Service revenues are recognized as services are provided, including amounts for unbilled, rendered services. The Company's systems integration business recognizes revenue based on the percentage-of-completion method.

  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, revenues and expenses, and the amount of contingent assets or liabilities disclosed in the consolidated financial statements. Actual results could differ from the estimates made.

  Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Equipment is depreciated over the estimated useful life of the related assets. The estimated useful life of equipment is three to 10 years. Leasehold improvements are amortized over the period of the related lease or the estimated life of the improvement, whichever is shorter. Accelerated methods of depreciation are used for income tax purposes, and the straight-line method is utilized for substantially all assets for financial reporting purposes. When equipment and leasehold improvements are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the results of operations.

  Intangible Assets

Intangible assets include goodwill, which represents the excess of the purchase price of acquired businesses over fair values of related net tangible assets, and identifiable intangible assets such as non-compete agreements, contract rights and copyrights. Goodwill and other intangibles are amortized on a straight-line basis over periods of 10 to 25 years, and three to 25 years, respectively.

The Company assesses the recoverability of goodwill and other intangible assets by determining whether the amortization of those balances can be recovered through projected (undiscounted) future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of capital.

  Self-Insurance Reserves

The Company maintains various self-insurance programs for workers' compensation, general liability, fidelity, health, dental and automobile liability risks in the United States. These programs are administrated by the Company, insurance companies and other third parties. The Company is self-insured up to specified per-occurrence limits and maintains insurance coverage for losses in excess of specified amounts and for certain international activities not covered by the Company's self insurance programs. Estimated costs under these programs, including incurred but not reported claims, are recorded as expenses primarily based upon actuarially determined historical experience and trends of paid and incurred claims.

  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Income taxes have not been provided on the undistributed earnings of certain foreign subsidiaries, as such earnings will continue to be invested in those subsidiaries for an indefinite period.

  Foreign Currency Translation

The Company translates revenues and expenses of its foreign subsidiaries using the average exchange rates prevailing during the year. The assets and liabilities of such subsidiaries are translated at the rate of exchange in effect at year end, and translation adjustments are recorded as a component of stockholders' equity in the consolidated balance sheets. At December 25, 1998, and December 26, 1997, the cumulative multi-year effect of translation adjustments was a decrease to stockholders' equity of $6.4 million and $5.8 million, respectively.

  Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share.

  Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which principally include cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of the Company's Senior Notes is estimated to be $17.7 million at December 25, 1998, based on market interest rates for comparable loans.

  Credit Concentrations

Sales to a single customer aggregated $134.0 in 1998, $134.5 million in 1997 and $121.6 million in 1996. These revenues are included in both the domestic and foreign operations revenue. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

  Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.
The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,

"Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  Marketable Securities

The Company adopted Statement of Financial Accounting Standards, SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. SFAS 115 requires investments to be classified in one of three categories: held-to-maturity securities, available-for-sale securities, and trading securities. The Company classifies its investments, comprised principally of highly liquid debt instruments with maturities greater than 90 days, as available-for-sale securities. Available-for-sale securities are reported at fair value.

  Comprehensive Income

During 1998, the Company adopted Statement of Financial Accounting Standards, SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income consists of net income (loss), foreign currency translation adjustments and minimum retirement plans liability adjustments; and is presented in the Consolidated Statements of Changes in Stockholders' Equity. The adoption of this statement had no impact on the Company's results of operations or stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

  Statement of Cash Flows

The Company considers cash equivalents to be all highly liquid investments with original maturities of 90 days or less.

  Stock Split

Effective August 27, 1997, the Company split its outstanding shares of common stock on a three-for-two basis. The split was accomplished by means of a stock dividend whereby each holder of common stock received one new share for each two shares held. All share and per share data included in the Company's consolidated financial statements have been restated to reflect the stock split.

  Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the 1998 presentation.

NOTE 3
Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                               December 25,    December 26,   December 27,
In thousands, except per share data                                1998            1997           1996
----------------------------------------------------------------------------------------------------------

Numerator:
 Net Income (loss)                                                  $  (463)        $14,733        $12,450
                                                                    =======         =======        =======
Denominator:
 Denominator for basic earnings per share - weighted
 average common shares outstanding                                   12,508          12,559         12,529


   Effect of dilutive securities:
        Employee stock options                                            -             544            267
                                                                    -------         -------        -------
 Denominator for diluted earnings per share - weighted
 average common shares and dilutive potential common
 shares outstanding                                                  12,508          13,103         12,796
                                                                    =======         =======        =======

Basic earnings (loss) per share                                     $  (.04)        $  1.17        $   .99
Diluted earnings (loss) per share                                   $  (.04)        $  1.12        $   .97
                                                                    =======         =======        =======

For the year ended December 25, 1998, employee stock options relating to 475,000 shares were not included in the computation of diluted (loss) per share because their effect is antidilutive due to the net loss. Notwithstanding the net loss, employee stock options in the amount of 709,000 would also not have been included because the options exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

For the years ended December 26, 1997, and December 27, 1996, employee stock options in the amounts of 416,000 and 89,000 shares respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 4
Acquisitions

The Company is pursuing its strategic plan to provide a broader array of products and services to its client base, including security systems integration services and products and, as such, makes acquisitions from time to time.

In January 1997, the Company acquired all of the outstanding stock of WKD Security GmbH, a German-based provider of uniformed security officer and cash transit services. The purchase price was $22.4 million, paid in cash. The Company borrowed $11.6 million under its revolving line of credit, with the borrowing denominated in German Deutsche Marks (DM 18.0 million). The balance of the acquisition price, or $10.8 million was paid from the Company's general funds. In June 1997, the Company purchased a 50% ownership in Steel, S.A., a uniformed security officer provider based in Chile. This investment was accounted for under the equity method. In 1998, the remaining balance of this investment was written off in the amount of $0.7 million.

Pro-forma financial information with respect to the acquisitions (except for WKD) is not included as it is not significant to the consolidated financial statements. Had Pinkerton's purchased WKD in 1996, service revenues, net income and diluted earnings per share on the Company's consolidated statement of operations for the year ended December 27, 1996, would have been $930.0 million, $14.3 million and $1.11, respectively. Operations for the year ended December 26, 1997, include a full year of WKD results.

NOTE 5
Intangible Assets

Intangible assets in the accompanying consolidated balance sheets consist of the following:

                                                                       December 25,             December 26,
In thousands                                                               1998                     1997
--------------------------------------------------------------------------------------------------------------
Goodwill                                                                 $ 77,264                 $ 86,447
Less accumulated amortization                                             (26,919)                 (35,335)
                                                                         --------                 --------
                                                                           50,345                   51,112
                                                                         --------                 --------
Other intangibles                                                          39,082                   48,837
Less accumulated amortization                                             (18,049)                 (31,739)
                                                                         --------                 --------
                                                                           21,033                   17,098
                                                                         --------                 --------
                                                                         $ 71,378                 $ 68,210
                                                                         ========                 ========

Goodwill and other intangibles were written down in 1998 in the net amount of $4.6 million. This write-down related to the Company's United Kingdom and System Integration operations. The Company has determined that these assets are not recoverable and has written them off.

NOTE 6
Long-term Debt

On June 14, 1990, the Company issued $60.0 million of unsecured Senior Notes to major insurance companies. Under the terms of the Note Purchase Agreement, which has a term of 10 years, interest is fixed at a rate of 10.35% per annum, payable semi-annually on June 15 and December 15 of each year. Six annual principal payments of $8.6 million are required under the agreement beginning in June 1994, with an additional seventh payment of $8.6 million required at maturity. The balance at December 25, 1998, was $17.2 million including $8.6 million of current maturities.

The Company has an unsecured revolving credit facility with a group of banks. On June 27, 1997, the facility was amended to increase the available borrowings (in certain currencies) from up to $70.0 million to up to $100.0 million, of which $50.0 million may be letters of credit (used primarily to support obligations under the Company's self-insurance programs). Under the credit agreement (the "Revolving Credit Agreement"), the Company is required to pay a fee on outstanding letters of credit of 0.5% per annum, payable quarterly, and interest on cash borrowings computed at the prime rate of the agent bank, payable monthly. A commitment fee of .175% per annum, payable monthly, is also required on any unused portions of the facility. At December 25, 1998, $29.6 million in letters of credit were outstanding and there were DM 27.5 million ($16.3 million) of cash borrowings outstanding under the revolving line of credit, included in the accompanying balance sheet, which were used to acquire WKD on January 1, 1997 and HBI on December 31, 1998. Under the terms of the Revolving Credit Agreement, the facility expires in November 1999. In addition, the facility may become due and payable in the event of the change of control noted in the Subsequent Event Note 18. The Company is uncertain with respect to the renewal or replacement of this facility, therefore, at December 25, 1998, the cash borrowings outstanding under the revolving line of credit have been classified as a current liability.

Under the terms of the Note Purchase Agreement and Revolving Credit Agreement, as amended, the Company is required to maintain certain financial ratios and meet certain net worth and working capital requirements. As of December 25, 1998, the Company was in compliance with its covenants. In addition, the agreements limit the Company's ability to pay dividends, dispose of assets, make capital expenditures and acquisitions, and incur additional indebtedness, as well as other limitations.

The Company has no foreign or domestic derivatives, interest rate swaps or other hedge products as of December 25, 1998.

NOTE 7
Accrued Liabilities

Accrued liabilities consist of the following:

                                                                       December 25,           December 26,
In thousands                                                               1998                   1997
-------------------------------------------------------------------------------------------------------------
Self-insurance reserves, current                                          $10,304                $10,107
Salaries and wages and related payroll
 taxes and withholdings                                                    34,385                 33,998
Estimated liability for vacation benefits                                  10,189                  9,611
Other                                                                      34,488                 26,482
                                                                          -------                -------
                                                                          $89,366                $80,198
                                                                          =======                =======

The Company establishes self-insurance reserves for the estimated costs under workers' compensation, general liability, fidelity, health, dental and automobile liability insurance programs, including reserves for known claims, estimates of incurred but not reported claims and the expected loss development of unsettled claims. Estimated requirements are periodically reviewed and revisions are charged to operations in the period that estimates are changed. Activity in these reserve accounts for 1998, 1997 and 1996 is summarized as follows:


                                                                December 25,    December 26,    December 27,
In thousands                                                       1998            1997            1996
---------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                     $ 41,066        $ 47,240        $ 49,839
Provision charged to operations                                    40,525          31,911          31,091
Payments                                                          (40,934)        (38,085)        (33,690)
                                                                 --------        --------        --------
Balance at end of year                                             40,657          41,066          47,240
                                                                 --------        --------        --------
Less current portion included in accrued liabilities               10,304          10,107          12,802
                                                                 --------        --------        --------
Long-term portion                                                $ 30,353        $ 30,959        $ 34,438
                                                                 ========        ========        ========

The Company is required to secure its financial obligation to cover potential future claims. This requirement is being satisfied with letters of credit issued under the revolving credit facility.

The Company has established trust accounts for its contributions to a voluntary employees' beneficiary association (VEBA), from which all employee medical insurance claims, premiums and vacation pay under

Company-sponsored plans are paid. Accrued liabilities at December 25, 1998, and December 26, 1997, reflect the estimated liability to the trusts.

NOTE 8
Income Taxes

The components of income (loss) before income taxes for domestic and foreign operations were as follows:


                                                               December 25,    December 26,    December 27,
In thousands                                                       1998            1997            1996
--------------------------------------------------------------------------------------------------------------
Domestic                                                          $13,116         $26,999         $27,378
Foreign                                                            (7,456)         (3,459)         (3,890)
                                                                  -------         -------         -------
                                                                  $ 5,660         $23,540         $23,488
                                                                  =======         =======         =======

The following is a summary of the provision (benefit) for income taxes:

                                                                 December 25,    December 26,    December 27,
In thousands                                                        1998            1997            1996
----------------------------------------------------------------------------------------------------------------
Current:
 Federal                                                           $5,024          $5,885         $ 9,827
 State                                                              2,123           1,831           2,424
 Foreign                                                             (183)          1,490             757
                                                                   ------          ------         -------
                                                                    6,964           9,206          13,008
                                                                   ------          ------         -------
Deferred:
 Federal                                                             (288)           (364)         (1,586)
 State                                                                (53)            (35)           (384)
 Foreign                                                             (500)              -               -
                                                                   ------          ------         -------
                                                                     (841)           (399)         (1,970)
                                                                   ------          ------         -------
                                                                   $6,123          $8,807         $11,038
                                                                   ======          ======         =======

The provision for income taxes for the years ended December 25, 1998, December 26, 1997, and December 27, 1996, differed from the amount computed by applying the statutory federal income tax rate of 35% in each year to income before income taxes. The reasons for these differences are as follows:


                                                   December 25,       December 26,      December 27,
In thousands                                           1998               1997              1996
-------------------------------------------------------------------------------------------------------
U.S. Federal income tax at statutory rate             $1,980            $ 8,239           $ 8,220
State income taxes, net of Federal benefit             1,423              1,170             1,372
                                                      ------            -------           -------
                                                       3,403              9,409             9,592
Changes resulting from:

Work opportunity tax credit                             (783)              (521)                -
Purchase price adjustment                                  -                  -              (769)
Amortization of intangible assets                        945                982               911
Undistributed earnings of foreign
 subsidiaries                                          1,274              2,461               268
Non-taxable dividend income                                -                  -              (168)
Tax benefit of loss related to U.K.
 subsidiary                                                -             (4,281)                -
Non-deductible write-down of long-lived
 assets                                                2,344                  -                 -
Non-taxable life insurance proceeds                     (382)                 -                 -
Other, net                                              (178)               517              (436)
Change in valuation allowance                           (500)               240             1,640
                                                      ------            -------           -------
                                                      $6,123            $ 8,807           $11,038
                                                      ======            =======           =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented as follows:

                                                         December 25,            December 26,
In thousands                                                1998                    1997
------------------------------------------------------------------------------------------------
Deferred tax assets:
Allowance for doubtful receivables                        $   878                 $   895
Self-insurance reserves                                    15,010                  16,635
Retirement plans                                            8,389                   6,658
Provision against investment                                1,502                   1,512
Vacation pay                                                3,490                   3,289
Benefit from acquired net operating loss                    1,026                     995
Amortization of intangibles                                 4,851                   4,379
Foreign loss carryover                                      4,439                   4,439
Other                                                         949                     459
                                                          -------                 -------
Total deferred tax assets                                  40,534                  39,261
                                                          -------                 -------

Deferred tax liabilities:
State taxes                                                 1,960                   1,909
Prepaid insurance                                             601                     825
Contribution to VEBA                                          966                     311
Other                                                         708                     724
                                                          -------                 -------
Total deferred tax liabilities                              4,235                   3,769
                                                          -------                 -------
Deferred tax assets valuation allowance                    (3,939)                 (4,439)
                                                          -------                 -------
Net deferred tax assets                                   $32,360                 $31,053
                                                          =======                 =======

NOTE 9
Write-down of Long-lived Assets and Other Special Charges

In the second quarter of 1998, the Company accrued $1,962,000 for lease termination and moving costs in connection with the relocation of the Company's corporate offices. Other write-downs of goodwill and fixed assets associated with the Company's U. K. and System Integration operations were recorded in 1998. These write-offs amounted to $7,891,000. The Company has determined that these assets are not recoverable and has written them off.

NOTE 10
Other Income

In 1996, the Company entered into an agreement with the previous owner related to the acquisition of Pinkerton's, Inc. by California Plant Protection, Inc. in 1988. As a result of this agreement, the Company received a cash payment of $5.2 million. Of this amount, $3.2 million represents a reimbursement of income and other taxes paid on behalf of the previous owner, which was recorded as a receivable in the consolidated balance sheet; the remaining amount of $2.0 million was recorded as other income.

NOTE 11
Retirement Plans

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The provisions of SFAS No. 132 revise employers disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of these plans.

The Company maintains the Supplemental Retirement Income Plan ("the SRIP") for certain executives and key employees. The SRIP has no plan assets. The Company has purchased life insurance policies on the lives of certain individual executives as an investment that it may use to provide pre-retirement death benefits and retirement benefits. The cash surrender value of these policies aggregated $13.7 million and $11.5 million as of December 25, 1998, and December 26, 1997, respectively, and is included in other assets on the Company's consolidated balance sheets. The projected net present value of future death benefits amounts to $32.1 million and $32.7 million at December 25, 1998, and December 26, 1997, respectively. In 1998, the Company recorded $963,000 in net proceeds from an insurance policy as a reduction of net benefit costs.

In connection with the acquisition of Pinkerton's, the Company assumed liability for the Discretionary Unfunded Deferred Compensation Plan for Key Employees ("DUDCPKE"), a plan covering a group of former Pinkerton executives.

In connection with the operation of a large security contract at the Company's Canadian subsidiary, the Company operates a Canadian Pension Plan for the related security guards. The Canadian Pension Plan is a funded plan with plan assets of $2,724,000.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and plan assets during the years ended December 25, 1998, and December 26, 1997, and a statement of the funded status as of December 25, 1998, and December 26, 1997:

In thousands                                               December 25, 1998          December 26, 1997
-------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Projected benefit obligation, beginning of year                $ 26,537                   $ 24,086
Service cost                                                      2,264                      2,219
Interest cost                                                     1,749                      1,660
Benefits paid                                                    (1,600)                    (1,645)
Actuarial (gain) loss                                              (202)                        89
Translation difference                                             (193)                       128
                                                               --------                   --------
Projected benefit obligation, end of year                      $ 28,555                   $ 26,537
                                                               ========                   ========

Reconciliation of plan assets
Plan assets, beginning of year                                 $  2,034                   $  1,468
Actual return on plan assets                                         97                         95
Employer contributions                                            2,344                      2,103
Benefits paid                                                    (1,600)                    (1,645)
Translation difference                                             (151)                        13
                                                               --------                   --------
Plan assets, end of year                                       $  2,724                   $  2,034
                                                               ========                   ========

Funded status
Funded status, end of year                                     $(25,831)                  $(24,503)
Unrecognized prior service cost                                   4,137                      4,450
Unrecognized loss                                                 5,303                      5,852
                                                               --------                   --------
Net amount recognized                                          $(16,391)                  $(14,201)
                                                               ========                   ========

The following table provides the amounts recognized in the results of operations for the years ended December 25, 1998 and December 26, 1997:

In thousands                                                  December 25, 1998          December 26, 1997
-------------------------------------------------------------------------------------------------------------
Accrued benefit liability                                        $(23,282)                  $(20,342)
Intangible asset                                                    4,137                      4,450
Accumulated other comprehensive income                              2,754                      1,691
                                                                 --------                   --------
Net amount recognized                                            $(16,391)                  $(14,201)
                                                                 ========                   ========

Net periodic benefit cost for 1998, 1997 and 1996 included the following components:


                                                            December 25,    December 26,    December 27,
In thousands                                                    1998            1997            1996
---------------------------------------------------------------------------------------------------------
Service cost                                                    $2,264          $2,219          $1,992
Interest cost                                                    1,749           1,660           1,440
Expected return on plan assets                                    (137)           (120)              -
Amortization of unrecognized prior service cost                    313             313             313
Amortization of unrecognized loss                                  384             252             274
                                                                ------          ------          ------
Net periodic benefit cost                                       $4,573          $4,324          $4,019
                                                                ======          ======          ======

The amount included within other comprehensive loss, net of tax, arising from a change in the additional minimum pension liability was $638,000 and $24,000 for the years ended December 25, 1998 and December

26, 1997, respectively. The amount included within other comprehensive income, net of tax was $2,693,000 for the year ended December 27, 1996.

Assumptions used in accounting for the retirement plans as of 1998, 1997 and 1996 were:


                                                             December 25,      December 26,    December 27,
                                                                 1998             1997            1996
-------------------------------------------------------------------------------------------------------------
Discount rates                                              6.5% to 6.75%          7.0%            7.0%
Rates of increase in compensation levels                    4.0% to 5.0%       4.0% to 5.0%    4.0% to 5.0%
Expected long-term rate of return on assets                     6.5%               7.0%            7.0%

The Company has no significant post-retirement obligations other than the SRIP, DUDCPKE and the Canadian Pension Plan.

NOTE 12
Employee Stock Purchase Plan

The Company has a stock purchase plan for eligible employees under which Company stock can be purchased at market value through payroll deductions.

NOTE 13
Stock Option Plans

Effective August 27, 1997, the Company split its outstanding shares of common stock on a three-for-two basis. The split was accomplished by means of a stock dividend whereby each holder of common stock received one new share for each two shares held. Share figures set forth in this note have, to the extent appropriate, been adjusted to reflect this split.

  1990 Stock Option Plan

In February 1990, the Company adopted the 1990 Stock Option Plan (the "1990 Plan"), which provided for the granting of either incentive stock options or nonstatutory stock options to key employees and directors of the Company to purchase up to an aggregate 405,000 shares of common stock. In April 1993, the 1990 Plan was amended to increase the number of shares of common stock reserved for issuance upon the exercise of options granted under the Plan from 405,000 to 1,830,000.

In February 1995, in connection with the adoption of the 1995 Pinkerton Performance and Equity Incentive Plan, the 1990 Plan was frozen such that no further grants would be made under the plan. At that time, under the 1990 Plan, options with respect to 1,175,325 shares were outstanding, options with respect to 48,000 shares had been exercised, and 606,675 shares remained available under the plan with respect to which future option grants could have been made. At December 25, 1998, options with respect to 835,847 shares were outstanding, expiring through December 30, 2004, of which options with respect to 752,342 shares were exercisable.

  1995 Pinkerton Performance and Equity Incentive Plan

In February 1995, the Company adopted the 1995 Pinkerton Performance and Equity Incentive Plan (the "1995 Performance Plan"), which provides for the granting of stock options, stock appreciation rights, restricted stock awards and performance awards to employees, and stock options or certain common stock grants to non-employee directors of the Company, to purchase up to an aggregate 606,675 shares of common stock. In November 1997, subject to approval by the stockholders at the 1998 Annual Meeting of Stockholders, the Board unanimously approved an amendment to the 1995 Performance Plan. The amendment increased the maximum number of shares of common stock with respect to which awards may be granted to 2,296,087, subject to further adjustments for stock dividends, stock splits, recapitalizations or similar capital changes.

At December 25, 1998, options with respect to 1,445,641 shares were outstanding, expiring through October 15, 2008 of which options with respect to 306,498 shares were exercisable.

The Company's stock option plans are administered by the Compensation and Benefits Committee of the Board, which consists of four non-employee directors. The committee is authorized to determine the participants in the 1995 Performance Plan and the time of, type of and number of shares underlying awards under such plan.

A summary of the status of the Company's stock option plans as of December 25, 1998, December 26, 1997, and December 27, 1996, and changes during the years ended on those dates is presented below:

                                                                           Weighted Average
                                                 Number of Shares           Exercise Price
-------------------------------------------------------------------------------------------------------------
Outstanding at
 December 29, 1995                                  1,045,350                   $12.23
Granted                                               361,500                    12.75
Exercised                                             (25,201)                   11.07
Canceled                                              (73,631)                   14.42
                                                    ---------                   ------
Outstanding at
 December 27, 1996                                  1,308,018                    12.27
Granted                                               844,575                    20.39
Exercised                                             (33,811)                   12.38
Canceled                                              (29,326)                   14.97
                                                    ---------                   ------
Outstanding at
 December 26, 1997                                  2,089,456                    15.51
Granted                                               352,500                    21.83
Exercised                                             (76,666)                   13.46
Canceled                                              (83,802)                   17.06
                                                    ---------                   ------
Outstanding at
   December 25, 1998                                2,281,488                   $16.50
                                                    =========                   ======
Options exercisable:
   December 27, 1996                                  475,092
   December 26, 1997                                  730,833
   December 25, 1998                                1,058,840

The following table summarizes information about stock options outstanding at December 27, 1998:

OPTIONS OUTSTANDING
---------------------------------------------------------------------------------------------------------------
                              Number of Options                   Weighted
                                    Outstanding                    Average
Range of                        at December 25,                  Remaining                 Weighted Average
Exercise Prices                            1998           Contractual Life                   Exercise Price
---------------------------------------------------------------------------------------------------------------
 $  9.83 - 15.13                      1,097,894                        6.0                           $11.88
 $  16.67 - 23.29                     1,183,594                        7.5                           $20.78

OPTIONS EXERCISABLE
-------------------------------------------------------------------------------
                              Number of Options                   Weighted
Range of                         Exercisable at                    Average
Exercise Prices               December 25, 1998             Exercise Price
-------------------------------------------------------------------------------
 $  9.83 - 15.13                        855,305                     $11.69
 $  16.67 - 23.29                       203,535                     $17.99

Had compensation cost for the Company's stock plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been reduced by approximately $2.5 million, or $0.20 per share, for the year ended December 25, 1998, and approximately $2.1 million, or $0.16 per share, for the year ended December 26, 1997. The weighted average fair value of the options granted during the year ended December

25, 1998, and December 26, 1997, was estimated as $12.63 per share and $11.80 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                  December 25,             December 26,
                                                                      1998                     1997
                                                                  -------------------------------------
Dividend yield                                                          -                        -
Volatility                                                            .35                      .35
Risk-free interest rate                                              5.9%                     6.1%
Expected life                                                     7 years                  7 years

NOTE 14
Capital Stock

Capital stock at December 25, 1998, and December 26, 1997, consists of the following:

                                                                               Number of Shares
                                                                     ---------------------------------------
                                                                       December 25,           December 26,
                                                                               1998                   1997
                                                                     ---------------------------------------
8% cumulative preferred stock, $100 par value:
   Class A:
   Authorized                                                                1,000                   1,000
   Issued and outstanding                                                        -                       -
   Class B:
   Authorized                                                               47,000                  47,000
   Issued and outstanding                                                        -                       -

11% cumulative preferred stock,
 $100 par value:
   Class C:
   Authorized                                                               20,000                  20,000
   Issued and outstanding                                                        -                       -

Designated preferred stock,
 $.001 par value:
   Authorized                                                            5,000,000               5,000,000
   Issued and outstanding                                                        -                       -

Common stock, $.001 par value:
   Authorized                                                          100,000,000             100,000,000
   Issued and outstanding                                               12,237,936              12,576,778

During 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. These shares have been and may be purchased in the open market with the timing and terms of such purchases determined by management based on market conditions. Any such purchases have been and will be made from cash on-hand and any shares acquired are being held as treasury shares. In 1998, the Company repurchased 416,400 shares of the Company's common stock. The treasury stock is accounted for using the cost method.

NOTE 15
Commitments and Contingencies

The Company has commitments under operating leases, primarily for building and office space, expiring at various dates through December 2018. Certain leases provide for additional rent based on increases in the consumer price index or upon stated future rent revisions, payment of insurance, property taxes and certain other costs of occupancy. Most leases contain renewal options. Rental expense for the years ended December 25, 1998, December 26, 1997, and December 27, 1996, was approximately $11,532,000, $10,481,000, and $9,403,000, respectively. The following is a schedule of future minimum annual rental payments required under the Company's operating leases as of December 25, 1998. Amounts include rent for idle space related to the relocation of the Company's corporate offices, for which a reserve has been established.

In thousands
--------------------------------------------------------------------
1999                                                  $11,741
2000                                                    9,157
2001                                                    7,017
2002                                                    5,750
2003                                                    4,589
2004 and thereafter                                     8,684
                                                      -------
                                                      $46,938
                                                      =======

In addition to the above, the Company has agreements with leasing companies to lease automobiles over periods of 24 to 60 months, which are primarily used in the conduct of the Company's security operations. At December 25, 1998, the Company had 1,856 vehicles leased under these operating lease agreements. The maximum aggregate future rental commitment on the vehicles currently leased is $8,276,000.

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

In the opinion of management, based on currently known facts and the advice of legal counsel, there is no single claim or lawsuit, or group of claims or lawsuits based on the same facts, pending against the Company that the disposition of which will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

NOTE 16
Business Segment Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. Segment information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

The Company has two reportable segments: U.S. security officer operations and Continental Europe operations. Continental Europe operations includes security officer and investigation services. All other operations include systems integration, investigations and other security operations in the U.S.; and security officer, systems integration, investigations and other security operations in Canada, United Kingdom, Asia and Latin America.

The Company evaluates performance and allocates resources based on earnings before interest, taxes and amortization of intangible assets (EBITA), excluding the write-down of long-lived assets and other special charges and costs to realign certain businesses in 1998 and other income in 1996. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following table summarizes information related to the Company's reportable segments:


                                                    U.S. Security
                                                      Officer       Continental        All Other
In thousands                                         Operations       Europe           Operations        Corporate       Total
----------------------------------------------------------------------------------------------------------------------------------
Year ended and at December 25, 1998
Revenues                                              $712,700       $32,507             $263,890        $     -     $1,009,097

EBITA                                                 $ 41,068       $ 3,118             $(10,702)       $(8,377)    $   25,107
Amortization of intangible assets                                                                                         7,850
Write-down of long-lived assets
 and other special charges                                                                                                9,853
                                                                                                                     ----------
Operating profit                                                                                                          7,404
Interest, net                                                                                                             1,744
                                                                                                                     ----------
Income before income taxes                                                                                           $    5,660
                                                                                                                     ==========

Total assets                                          $189,005       $44,871             $ 92,767        $ 4,447     $  331,090
Long-lived assets                                     $ 46,321       $30,543             $ 17,547        $     -     $   94,411

Year ended and at December 26, 1997
Revenues                                              $718,100       $31,028             $252,761        $     -     $1,001,889

EBITA                                                 $ 45,557       $ 3,073             $ (4,115)       $(8,681)    $   35,834
Amortization of intangible assets                                                                                         9,397
                                                                                                                     ----------
Operating profit                                                                                                         26,437
Interest, net                                                                                                             2,897
                                                                                                                     ----------
Income before income taxes                                                                                           $   23,540
                                                                                                                     ==========

Total assets                                          $206,933       $25,825             $ 87,445        $ 3,993     $  324,196
Long-lived assets                                     $ 49,738       $19,201             $ 16,016        $     -     $   84,955

Year ended and at December 27, 1996
Revenues                                              $685,800       $10,370             $210,077        $     -     $  906,247

EBITA                                                 $ 45,334       $(2,040)            $ (1,402)       $(8,778)    $   33,114
Amortization of intangible assets                                                                                         9,335
                                                                                                                     ----------
Operating profit                                                                                                         23,779
Interest, net                                                                                                             2,253
Other income                                                                                                             (1,962)
                                                                                                                     ----------
Income before income taxes                                                                                           $   23,488
                                                                                                                     ==========

Total assets                                          $210,280       $25,602             $ 75,882        $ 3,517     $  315,281
Long-lived assets                                     $ 55,826       $   585             $ 15,877        $     -     $   72,288

NOTE 17
Quarterly Financial Information (Unaudited)

Pinkerton's fiscal year is comprised of the 52-week (or 53-week) period ending on the Friday closest to December 31, within the reporting year. The Company's quarterly reporting periods consist of three four-week periods for the first, second and third quarters, and four four-week periods for the fourth quarter.

                                                        First               Second               Third                Fourth
In thousands, except per share data                    Quarter            Quarter/a/            Quarter               Quarter
---------------------------------------------------------------------------------------------------------------------------------
Year ended December 25, 1998
 Service revenues                                     $231,295            $234,301              $229,308              $314,193
 Gross profit                                           27,015              27,608                29,345                37,125
 Net income (loss)                                       1,465              (9,985)                3,737                 4,320
 Basic earnings (loss) per share/b/                        .12                (.79)                  .30                   .35
 Diluted earnings (loss) per share/b/                 $    .11            $   (.79)             $    .29              $    .34

Year ended December 26, 1997
 Service revenues                                     $220,468            $230,789              $233,736              $316,896
 Gross profit                                           26,135              27,598                29,735                41,405
 Net income                                              1,981               2,715                 3,378                 6,659
 Basic earnings per share/b/                               .16                 .22                   .27                   .53
 Diluted earnings per share/b/                        $    .15            $    .21              $    .26              $    .50

/a/ The second quarter of 1998 includes a $9.9 million write-down of long-lived assets and other special charges.

/b/ The sum of the quarterly income per share amounts do not equal the annual amount reported, since per share amounts are computed independently in each quarter and in the full year, based on the respective weighted average common shares and dilutive potential common shares outstanding.

NOTE 18
Subsequent Events (Unaudited)

Pending Purchase by Securitas AB

On February 19, 1999, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Securitas AB ("Securitas") and Securitas Acquisition Corp., an indirect, wholly owned subsidiary of Securitas ("Purchaser"). Pursuant to the Merger Agreement, on February 26, 1999 Purchaser commenced a Tender Offer (the "Offer") to purchase all of the outstanding shares of the Company's Common Stock, at a purchase price of $29.00 per share or such higher price as may be paid in the Offer (the "Per Share Amount"), net to seller, without interest thereon, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated February 26, 1999, and in the related Letter of Transmittal, copies of which have been previously mailed to the stockholders of the Company and filed by Securitas and Purchaser with the SEC. The Offer is currently scheduled to expire at 12:00 Midnight, New York City time, on Thursday, March 25, 1999, unless the Offer is extended.

The Merger Agreement further provides, among other things, that following the consummation of the Offer and the satisfaction or waiver of certain conditions, the Purchaser will be merged with and into the Company, with the Company continuing as the surviving corporation and wholly owned by Securitas. At the Effective Time of the Merger, each share of the Common Stock issued and outstanding immediately before the Effective Time (other than any shares (i) held in the Company's treasury, (ii) held by Securitas or any direct or indirect wholly owned subsidiary of Securitas, or (iii) held by stockholders who have demanded and perfected such holder's demand for appraisal of such stockholder's shares in accordance with Delaware law) will be canceled and extinguished and be converted into the right to receive the Per Share Amount in cash payable to each stockholder upon the surrender of the certificate representing such shares.

Additionally, pursuant to the Merger Agreement and upon consummation of the Merger, the Company will cancel each outstanding option, whether or not then exercisable or vested, granted under any of the Company's stock plans referred to in the Merger Agreement, each as amended, and any and all other outstanding options, stock warrants and stock rights granted pursuant to such stock option plans or otherwise. In consideration of such cancellation, the Company shall pay to each holder of an option an amount equal to the product of (i) the excess, if any, of the Per Share Amount over the exercise price and (ii) the number of Shares subject thereto. The Company may elect at any time prior to the consummation of the Offer to have the foregoing actions take effect, with respect to some or all of the options, upon the consummation of the Offer, in which case the Company shall provide written notice of such action to Securitas. If the Company so elects and if, upon consummation of the Offer, Purchaser shall have acquired at least 90% of the outstanding shares of Common Stock, Securitas shall as promptly as practicable following such consummation provide the Company with the funds necessary to satisfy its obligations described in this paragraph.

The Board has unanimously approved the Offer and the Merger. Pursuant to the Exchange Act, the Company has filed the Schedule 14D-9 with the SEC on February 26, 1999 setting forth the Board's recommendation that the stockholders of the Company tender their shares pursuant to the Offer. For more information related to the Offer, please consult the Schedule 14D-9, copies of which have been previously mailed to the stockholders of the Company.

As an inducement and condition to Securitas' and Purchaser's decision to enter into the Merger Agreement, the Company entered into the Stock Option Agreement with Securitas, pursuant to which, among other things, the Company has granted Securitas an option to purchase up to 2,437,079 shares of the Common Stock at $29.00 per share. The option can be exercised only under certain circumstances.

As an additional inducement and condition to Securitas' and Purchaser's decision to enter into the Merger Agreement, certain trust stockholders of the Company, of which Thomas W. Wathen, the Chairman of the Board of the Company, is sole trustee, entered into the Stockholders Agreement, with Securitas and Purchaser, pursuant to which, among other things, each such stockholder has (i) agreed to tender all of its shares of Common Stock in the Offer; (ii) granted to Securitas a proxy with respect to the voting of such shares of Common Stock in certain matters, and (iii) granted to Securitas an option to purchase such shares of Common Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


None.



                                   PART III


Item 10.  Directors and Executive Officers of the Company

Information with respect to the executive officers of the Company is provided in
Part I of this Form 10-K.

The Board is divided into three classes as nearly equal in number as possible, and the members of each class are elected for a three year term. Set forth below is the name, age and principal occupation of the current directors of the
Company:

Denis R. Brown (59) was elected the President and Chief Executive Officer and a director of the Company (currently, Class II) in April 1994. Prior to joining the Company, Mr. Brown served at Concurrent Computer Corporation as Chairman of the Board and Chief Executive Officer from April 1992 until August 1993, as Chairman of the Board, President and Chief Executive Officer from July 1991 until April 1992, and as Vice Chairman of the Board, President and Chief Executive Officer from September 1990 until July 1991. Mr. Brown served as President and Chief Executive Officer of Penn Central Industries Group from May 1985 until January 1990. Prior to joining Penn Central, Mr. Brown spent 15 years with ITT Corporation, serving as Corporate Vice President and Group Executive of the Defense Space Group and as President of the Defense Communications Division. Mr. Brown is also serving as a director of Farr Company, a producer and distributor of filters and filtration systems. Mr. Brown is a member of the Strategic Planning Committee of the Company's Board of Directors.

Peter H. Dailey (68) has been a director (currently, Class II) of the Company since February 1990. Mr. Dailey is the Chairman of Enniskerry Financial Ltd., a private investment company. Mr. Dailey was Vice Chairman, director and principal stockholder of the Interpublic Group of Companies, a holding company for advertising agencies from 1984 to 1985 and the Chairman and Chief Executive Officer of Memorex Telex N.V., and served as the Chief Executive Officer of Memorex Telex Corporation from 1995 to 1997 to assist with that company's reorganization under Chapter 11 of the United States Bankruptcy Code filed in October 1996. Mr. Dailey is currently a director of Chicago Title and Trust Company, Jacobs Engineering Group, Inc., Sizzler International and The Wirthlin Group. Mr. Dailey has served as Ambassador to Ireland and as Special Presidential Envoy to NATO countries for intermediate nuclear weapons negotiations. Mr. Dailey also served as a member of the eleven-member Presidential Advisory Committee on Arms Control and Disarmament. He was appointed by President Reagan and reaffirmed by President Bush in the same capacity. From 1985 to 1988, he served in the Central Intelligence Agency as Counselor to William Casey, Director of Central Intelligence. He also served as the principal media strategist in the election campaigns of President Nixon in 1972, President Reagan in 1980, and the primary campaign of President Ford in 1976. In 1984, he served as Senior Advisor to the re-election campaign of President Reagan. Prior to government service, he was a director of Walt Disney Productions and

Cement Roadstone Corporation PLC of Ireland. Mr. Dailey is a member of the Audit and Nominating & Governance Committees of the Company's Board of Directors.

John A. Gavin (67) has been a director (currently, Class III) of the Company since April 1993. Mr. Gavin is the founder and has been the Chairman of Gamma Holdings, an international venture capital and consulting firm since 1989. Mr. Gavin has served as a Managing Director and Partner of Hicks, Muse, Tate & Furst (Latin America) since 1995, and as a director of Atlantic Richfield Corporation, International Wire Group, Wirekraft Holdings Corp., Krause's Furniture Co., the Hotchkis & Wiley Funds, Apex Mortgage Company and FEDCO. From 1987 to 1990, Mr. Gavin served as President of Univisa Satellite Communications, a Spanish-speaking broadcast communications network, and from 1986 to 1987 he was a Vice President of Atlantic Richfield Corporation. In 1981, Mr. Gavin was appointed Ambassador to Mexico by President Reagan and served in this capacity until 1986. Mr. Gavin was also U.S. Advisor to the Secretary General of the Organization of American States from 1961 through 1974. Mr. Gavin is Chairman of the Compensation & Benefits Committee and a member of the Strategic Planning Committee of the Company's Board of Directors.

James R. Mellor (68) has been a director of the Company (currently, Class II) since December 1996. Mr. Mellor retired as the Chairman and Chief Executive Officer of General Dynamics Corporation on May 31, 1997. He became President and Chief Operating Officer in 1991 and President and Chief Executive Officer in 1993, and was elected Chairman in 1994. Mr. Mellor has served at General Dynamics Corporation as a director since 1981. He also served as Executive Vice President - Commercial Systems and Corporate Planning from 1981 to 1982, then as Executive Vice President - Corporate Planning and International until 1983, then as Executive Vice President for Marine, Business Systems and Corporate Planning until 1986, and then as Executive Vice President - Marine, Land Systems and International until 1991. Before joining General Dynamics Corporation, Mr. Mellor was President and Chief Operating Officer of AM International, Inc. and a director there since 1977. Prior to that he spent 18 years with Litton Industries in a variety of management and engineering positions. Mr. Mellor also serves as a director of Bergen Brunswig Corporation, Computer Sciences Corporation and USEC, Inc. Mr. Mellor is Chairman of the Strategic Planning Committee and a member of the Compensation & Benefits Committee of the Board of Directors.

Gerald D. Murphy (71) has been a director (currently Class I) of the Company or of its predecessor corporation since 1975. Since August 1998, Mr. Murphy has served as Managing Partner of Outer Limits Strategic Dimension and as a consultant to American Rice, Inc. ("ARI") From 1964 to 1998, Mr. Murphy served as Chairman of the Board and Chief Executive Officer of ERLY Industries, Inc. ("ERLY"), a publicly held international agribusiness that owns 81% voting control of ARI and 100% of Chemonics Industries, Inc. Mr. Murphy also served as Chairman of the Board of Directors of ARI from 1991 to 1998 and served as a director for Sizzler, Inc., Wynn's International, Inc. and Leisure Technology, Inc. ARI and ERLY filed Chapter 11 petitions under the federal bankruptcy laws in 1998. Mr. Murphy is contesting an involuntary petition under the federal bankruptcy laws, which was filed against him in 1999. Mr. Murphy is a member of the Audit Committee of the Board of Directors.

J. Kevin Murphy (72) has been a director (currently Class I) of the Company since October 1990. Mr. Murphy is currently a business consultant to various companies. He served as a director of Health Systems International, Inc., from February 1994 until April 1997, and served as Vice Chairman and a director of Qual-Med, Inc., from 1990 to February 1994. Mr. Murphy was President of 655 Associates, Inc., a crisis management and management consulting firm from 1985 to 1991, and is a past president of Purolator Courier Corporation and Trailways, Inc. Mr. Murphy is Chairman of the Nominating & Governance Committee and a member of the Compensation & Benefits Committee of the Company's Board of Directors.

Robert H. Smith (63) has been a director (currently Class III) of the Company since April 1993. Mr. Smith has served as Managing Director of Smith & Crowley, Inc., an investment banking firm specializing in banks since 1993. He serves as a director of Edison International, J. G. Boswell Co., Oasis Residential, Inc. and Marine National Bank. From 1961 to 1992, Mr. Smith served in numerous managerial positions with Security Pacific National Bank and Security Pacific Corporation. From July 1991 until April 1992, he served as Chairman of the Board and Chief Executive Officer of Security Pacific Corporation and Chairman of the Board of Security Pacific National Bank. Mr. Smith also served during 1992 as a member of the Board and President and Chief Operating Officer of BankAmerica Corporation and Bank of America NT & SA. Mr. Smith is Chairman of the Audit Committee and a member of the Compensation & Benefits Committee of the Company's Board of Directors.

Thomas W. Wathen (69) has been a director (currently Class III) of the Company since 1988. Mr. Wathen joined California Plant Protection, Inc. ("CPP") in 1963 and served on a full-time basis as President, Chief

Executive Officer and Chairman of the Board of CPP from 1964 to January 1988. Since the acquisition of "old" Pinkerton's, Inc. by CPP (through merger) in January 1988, Mr. Wathen has served as President (until October 1990 and from July 1992 until April 1994), Chief Executive Officer (until April 1994) and Chairman of the Board of the Company. For the five years prior to joining CPP, Mr. Wathen served as a security representative for North American Aviation and as a security director for RCA and Mattel Toys. From 1951 to 1958, Mr. Wathen served as an industrial security officer for the United States Air Force and special agent for the Department of Defense. Mr. Wathen is a member of the Strategic Planning and Nominating & Governance Committees of the Company's Board of Directors.

William H. Webster (75) has been a director (currently Class I) of the Company since August 1992 and a partner of the law firm of Milbank, Tweed, Hadley & McCloy since September 1991. Judge Webster is a director of Anheuser-Busch Companies, Inc., Maritz, Inc. and Next WAVE Telecom, Inc. From May 1987 to September 1991, he served as the Director of Central Intelligence and directed the Central Intelligence Agency. From February 1978 to May 1987, Judge Webster served as the Director of the Federal Bureau of Investigation. In 1970, Judge Webster was appointed a Judge of the United States District Court for the Eastern District of Missouri, and in 1973 was elevated to the United States Court of Appeals for the Eighth Circuit. Judge Webster is a member of the Audit and Nominating & Governance Committees of the Company's Board of Directors.

The Merger Agreement provides that, subject to compliance with applicable laws and promptly following the purchase by Purchaser of shares of Common Stock pursuant to the Offer, Securitas shall be entitled to designate such number of directors (the "Securitas Designees"), rounded up to the next whole number, on the Board as will give Securitas representation on the Board equal to at least that number of directors which equals the product of the total number of directors on the Board (giving effect to the directors appointed or elected pursuant to this sentence and including current directors serving as officers of the Company) multiplied by the percentage that the aggregate number of shares of Common Stock beneficially owned by Securitas or any affiliate of Securitas (including such shares as are accepted for payment pursuant to the Offer, but excluding shares held by the Company or any of its subsidiaries) bears to the number of shares of Common Stock outstanding. At such time, the Company will also cause (i) each committee of the Board, (ii) if requested by Securitas, the board of directors of each of the Company's subsidiaries and (iii) if requested by Securitas, each committee of such board to include persons designated by Securitas constituting the same percentage of each such committee or board as the Securitas Designees constitute on the Board. The Company shall, upon request by Securitas, promptly increase the size of the Board or exercise its best efforts to secure the resignations of such number of directors as is necessary to enable the Securitas Designees to be elected to the Board in accordance with the terms of the Merger Agreement and shall cause the Securitas Designees to be so elected. In the event that the Securitas Designees are appointed or elected to the Board, until the Effective Time (x) Denis R. Brown may continue to serve as a director of the Company and (y) the Board shall have at least three directors who are directors on February 19, 1999 and who are neither officers of the Company nor designees, stockholders, affiliates or associates (within the meaning of the Federal securities laws) of Securitas (such directors, the "Independent Directors"); provided, that if at any time or from time to time fewer than three Independent Directors remain, the other directors shall elect to the Board such number or persons who shall be neither officers of the Company nor designees, shareholders, affiliates or associates of Securitas so that the total of such persons and remaining Independent Directors serving on the Board is at least three. Any such person elected to the Board pursuant to the proviso of the preceding sentence shall be deemed to be an Independent Director for purposes of the Merger Agreement. Additionally, notwithstanding anything in the Merger Agreement to the contrary, following the time directors designated by Securitas constitute a majority of the members of the Board and prior to the Effective Time, the affirmative vote of a majority of the Independent Directors shall be required for certain actions related to the Offer, Merger and the Merger Agreement. The name, age and principal occupation of each of the individuals that Securitas may select to be the Securitas Designees is set forth in the Information Statement pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 thereunder, which had been previously mailed to all stockholders of the Company as Annex A to the Schedule 14D-9 and filed with the SEC.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each director, officer and other designated employee of the Company who is subject to Section 16 of the Exchange Act, and each other person who owns beneficially more than 10% of the Common Stock, is required by Section 16(a) of the Exchange Act to report to the SEC by a specified date his or her ownership of and transactions in the Common Stock. Copies of such reports on Forms 3, 4 and 5 must also be provided to the Company. Based on the Company's review of the copies of such forms and amendments thereto it has received and written representations from certain reporting persons, the Company believes that all such forms were filed on a timely basis during fiscal 1998.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three fiscal years ended December 25, 1998, December 26, 1997 and December 27, 1996 of the Chief Executive Officer, and each of the other four most highly compensated executive officers (the "Named Officers").

                                                                                                Long-term
                                                                                               Compensation
                                                         Annual Compensation                     Awards
                                        -----------------------------------------------        -------------------------------------
                                                                                                Securities
                                                                          Other Annual          Underlying            All Other
                                                 Salary       Bonus       Compensation           Options            Compensation
Name and Principal Position              Year      $            $             ($)(1)               (#)                 ($)(2)
------------------------------------------------------------------------------------------------------------------------------------
Denis R. Brown                           1998    699,030       352,748  (3)     761                      0             39,757
       President and CEO                 1997    662,865       453,532          733                267,500             40,786
                                         1996    613,750       625,000          717                 67,500             36,511

C. Michael Carter                        1998    332,132       140,131  (4)     954                      0              6,756
       Executive Vice President,         1997    305,056       146,600          140                100,000              2,760
       General Counsel and Corporate     1996    266,964       189,700          189                 30,000              4,322
       Secretary

James P. McCloskey                       1998    306,400       129,277  (5)     182                      0              6,756
       Executive Vice President and      1997    285,276       146,623          203                 80,000              5,450
       Chief Financial Officer           1996    266,158       189,000          183                 30,000             11,826

Don W. Walker                            1998    355,790       148,532  (6)     143                      0              6,756
       Executive Vice President,         1997    331,526       157,038          140                100,000                138
       The Americas                      1996    307,303       214,988          133                 30,000              1,590

Laura J. Cerar                           1998    204,125        52,090           90                  6,000              6,756
       President, U.S. Security          1997    111,033        54,891           16                 16,125                228
                                         1996     83,043        30,269           12                    750              1,298

_______________________
(1) The amounts shown represent reimbursement of personal income taxes payable by such executive officer as a result of certain expenses paid and certain benefits provided by the Company to such executive officer.

(2) The amounts shown for 1998 represent payments made under the Company's executive medical expense reimbursement plan and, for Mr. Brown, $23,891 of premiums for disability insurance and $9,110 of premiums for supplemental life insurance.

(3)  This bonus is payable upon consummation of the Offer.

(4)  $113,620 of this bonus is payable upon consummation of the Offer.

(5)  $104,820 of this bonus is payable upon consummation of the Offer.

(6)  $121,710 of this bonus is payable upon consummation of the Offer.

Stock Options

The following tables contain information relating to grants of stock options under the 1995 Pinkerton Performance Plan during fiscal 1998 to the Named Officers and the value at year end of options held by the Named Officers.


                       Option Grants in Last Fiscal Year


                                                     Individual Grants
                    ---------------------------------------------------------------------------------

                    Number of Shares        % of Total                                                Potential Realizable Value at
                    Underlying           Options Granted                                              Assumed Annual Rates of
                    Options            to Employees in    Exercise Price                              Stock Price Appreciation For
Name                Granted(2)             Fiscal Year      ($/Share)      Expiration Date            Option Term(3)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      5%($)                  10%($)
                                                                                                      ------                 -------

Laura J. Cerar(1)       6,000(2)               2.2%            22.50            2/25/08              84,900                 215,160

______________________
(1) No options were granted during 1998 to any other Named Officer.

(2) Options vest over four years in equal installments.

(3) Calculated as a projected stock price, less the exercise price. The projected stock price is calculated assuming that the stock price at the date of grant appreciates at the indicated rate, compounded annually, over the term of the option.

                      Option Values at December 25, 1998

                                         Number of Shares
                                         Underlying Unexercised              Value of Unexercised
                                         Options at                          In-the-Money Options at
                                         Dec. 25, 1998 (#)                   Dec. 25, 1998 ($)

                                         Exercisable/                        Exercisable/
        Name                             Unexercisable                       Unexercisable(1)
        -----------------------------------------------------------------------------------------------
        Denis R. Brown                     465,000/297,500                       3,963,582/457,501
        C. Michael Carter                   75,375/122,125                         659,324/295,024
        James P. McCloskey                  75,374/102,126                         584,376/284,529
        Don W. Walker                       90,375/122,125                         649,695/279,523
        Laura J. Cerar                        5,248/19,502                            17,056/6,615

____________________________
(1) Computed based upon the difference between aggregate fair market value and aggregate exercise price. The closing market price of the Common Stock on December 24, 1998 (the last day of trading in fiscal 1998) was $20.1875.

Retirement Plan

As previously mentioned in the notes to the consolidated financial statements, the Company maintains the SRIP. The SRIP establishes two retirement benefit levels: (i) a benefit at age 62 of 3.5% of final five-year average compensation for each full year of participation, up to a maximum of 52.5% (the "Level 1 Benefit"); and (ii) a benefit at age 62 of 2% of final five-year average compensation for each full year of participation, up to a maximum of 40% (the "Level 2 Benefit"). The Level 1 Benefit applies to certain participants, generally executive officers, including the Named Officers, and the Level 2 Benefit applies to all other participants. An employee must be recommended by the SRIP's administrative committee and approved by the Board in order to participate in the SRIP. The plan is not a qualified retirement plan under
Section 401 of the Internal Revenue Code, as amended.


Vesting of benefits under the SRIP normally occurs when a participant has five years of SRIP participation. A participant's vested benefit under the previous version of the SRIP as of April 30, 1994 (his or her "grandfathered benefit") will not be reduced because of changes to the SRIP. A SRIP participant with a grandfathered benefit will get the greater of the SRIP benefit or his or her grandfathered benefit. A participant will receive his or her full retirement benefit upon termination of employment after attaining age 62 or a reduced benefit upon termination of employment prior to age 62, but in no event less than the grandfathered benefit. Subject to certain benefit suspension provisions, a participant (or a participant's beneficiary) will receive his or her retirement benefit for life or 180 months, whichever is longer. Upon death prior to retirement, a participant's beneficiary will receive a monthly payment for 180 months.

The following table shows the estimated annual Level 1 Benefit and Level 2 Benefit payable under the SRIP upon retirement at age 62 with representative compensation and years of service credited to the participant.


                     Estimated Annual Retirement Benefits


                                                    Years of Service

Final Five Year               Level 1 Benefits                        Level 2 Benefits

Average                   5         10         15*          5         10         15         20*
Compensation
-------------------------------------------------------------------------------------------------
$  100,000            $ 17,500   $ 35,000   $ 52,500    $ 10,000   $ 20,000   $ 30,000   $ 40,000
   200,000              35,000     70,000    105,000      20,000     40,000     60,000     80,000
   300,000              52,500    105,000    157,500      30,000     60,000     90,000    120,000
   400,000              70,000    140,000    210,000      40,000     80,000    120,000    160,000
   500,000              87,500    175,000    262,500      50,000    100,000    150,000    200,000
   600,000             105,000    210,000    315,000      60,000    120,000    180,000    240,000
   700,000             122,500    245,000    367,500      70,000    140,000    210,000    280,000
   800,000             140,000    280,000    420,000      80,000    160,000    240,000    320,000
   900,000             157,500    315,000    472,500      90,000    180,000    270,000    360,000
 1,000,000             175,000    350,000    525,000     100,000    200,000    300,000    400,000
 1,100,000             192,500    385,000    577,500     110,000    220,000    330,000    440,000
 1,200,000             210,000    420,000    630,000     120,000    240,000    360,000    480,000
 1,300,000             227,500    455,000    682,500     130,000    260,000    390,000    520,000

______________
* Amounts represent maximum benefit possible for applicable level of benefit and compensation.

The annual compensation used in the benefits calculation includes the amounts earned as salary and bonus as shown above in the Summary Compensation Table. Messrs. Brown, Carter, McCloskey and Walker and Ms. Cerar are participants in the SRIP and have four, four, four, seven and six credited years of service for purposes of the SRIP, respectively. However, the benefits of Messrs. Brown, Carter, McCloskey and Walker are governed by amendments to the SRIP described below. Retirement benefits are computed without regard to the withholding of Social Security and related taxes.

During fiscal 1993, the SRIP was amended to provide that Mr. Wathen's retirement benefit shall be $25,000 per month for life, as described below under "Directors' Compensation."

During fiscal 1994, the SRIP was amended to provide that: (i) Mr. Brown's retirement benefit under the SRIP will be 52.5% of his "final average monthly compensation" as defined in his employment agreement described below under "Employment Agreements with Certain Officers,'' and that his benefit will vest, so long as he remains an employee of the Company: 20%, 46.667%, 73.334% and 100% on April 19, 1999, August 7, 1999, August 7, 2000 and August 7, 2001, respectively, and (ii) with respect to Mr. Carter and Mr. McCloskey, following September 27, 1999 and October 4, 1999, respectively, their annual benefit accrual rate under the SRIP will be 6.3% and 10.35%, respectively. The amendment results in Messrs. Brown, Carter and McCloskey attaining the 52.5% maximum Level 1 Benefit at age 62. In addition, the employment agreements with Messrs. Carter and McCloskey described below were amended in December 1997 to provide that in the event of a termination of their participation in the SRIP, an equivalent program will be provided to them during their continued employment with the Company.

During fiscal 1996, the SRIP was amended to provide that Mr. Walker's annual benefit accrual rate under the SRIP will be 5.25% in 1997 and 4.375% thereafter. This amendment results in Mr. Walker attaining the 52.5% maximum Level 1 Benefit at age 62.

The SRIP has no plan assets. The Company has purchased life insurance policies on the lives of certain individual executives as an investment that it may use to provide pre-retirement death benefits and retirement benefits.

Directors' Compensation

Non-employee directors (other than Mr. Wathen) receive a quarterly fee of $5,500, plus a quarterly fee of $750 for each Committee chairmanship they hold. Non-employee directors also receive $1,000 per Board or Committee meeting attended (in person or by telephone). In addition, the Company reimburses directors for all reasonable travel and lodging expenses incurred in connection with attending meetings and compensates directors not residing in the area in which a Board or committee meeting is being held at the rate of $1,000 per day for days traveling to and/or from the meeting if the length or timing of any meeting of the Board or committee renders out-of-town travel impractical on the day of the meeting. The Company also provides a supplemental health care program and business travel accident insurance for the benefit of its senior executives and its outside directors.

The 1995 Performance Plan provides that on the day of each annual meeting of stockholders during the term of the plan, each Director who is not an employee of the Company (a "Non-Employee Director") shall be granted a non-qualified stock option to purchase 4,500 shares of Common Stock, vesting on the business day preceding the following year's annual meeting of stockholders. Each such stock option will have a term of ten years and will not be exercisable unless such Non-Employee Director is at the time of such exercise a member of the Board and has continuously been a member of the Board since the date the option was granted. The price per share of Common Stock to be paid by the Non-Employee Director will equal the fair market value of one share of Common Stock on the date the stock option is granted and the purchase price of the shares of Common Stock as to which such an option is exercised must be paid only in cash. Each director other than Mr. Brown was granted such a stock option on April 30, 1998.

The Performance Plan also provides that each Non-Employee Director may elect to receive any or all of his or her annual retainer as a director in the form of Common Stock. The election must be in writing and must be delivered to the Corporate Secretary of the Company at least six months and one business day before the services are rendered giving rise to such compensation. The total number of shares of Common Stock granted to a Non-Employee Director who elects to forego fees will be determined by dividing the amount of the deferral by the fair market value on the last business day of the quarter in which such fees would have been paid in the absence of an election. Mr. Mellor is the only director who has made such an election.

In connection with Mr. Wathen's retirement as the Company's President and Chief Executive Officer in April 1994, the Company and Mr. Wathen entered into a personal services agreement that initially continues through the annual meeting of stockholders to be held in the year 2000, and shall be extended at that time automatically through April 20, 2004 unless the Board unanimously resolves not to extend the agreement. The agreement also provides for termination upon Mr. Wathen's resignation, death or disability or by the Company with or without cause. The agreement provides for the payment to Mr. Wathen of $100,000 per year for service in his capacity as Chairman of the Board (reduced by any director's fees otherwise payable to him by the Company) and at least $200,000 per year for services as a consultant to the Company. Mr. Wathen is also eligible to receive annual cash bonuses in the discretion of the Board and to participate, to the same extent as other non-employee members of the Board, in any stock option awards to directors. The personal services agreement also entitles Mr. Wathen to use a Company owned or financed automobile, to use Company office space and support staff, to receive certain specified term life and medical insurance coverage, to obtain reimbursement for reasonable business expenses incurred while on Company business and, in the discretion of the Board, to participate in other Company benefit programs maintained from time to time. The personal services agreement calls for the payment to Mr. Wathen of an annual retirement benefit payable in monthly installments of $25,000 for life (provided that, if Mr. Wathen should die before a total of 180 monthly payments shall have been made, the balance of such 180 payments shall continue to be paid to Mr. Wathen's designated beneficiary) and, to the extent practicable, must be made under and in accordance with the terms of the SRIP. Unless the personal services agreement is terminated by the Company for certain specified causes, Mr. Wathen will continue to receive such retirement benefits. Under the personal services agreement, Mr. Wathen has certain demand registration rights and "piggy-back" registration rights with respect to his holdings of Common Stock. Pursuant to a Termination Agreement, dated as of February 19, 1999, by and among the Company, Securitas and Mr. Wathen, the personal services agreement described above will be terminated upon the consummation of the Offer.

Employment Agreements with Certain Officers

The Company has an existing employment agreement with Mr. Brown that continues until August 7, 2001 and is automatically renewed annually thereafter until terminated by Mr. Brown, in accordance with the procedures set forth in his employment agreement, as amended, or by the Company or until the annual meeting of stockholders to be held in the year 2005. Under the employment agreement, the Company is obligated to pay Mr. Brown a base salary of $550,000 per annum, subject to increase from time to time in the discretion of the Board. The agreement, as amended, also provides that Mr. Brown will have a target annual incentive bonus of 50% of base salary tied to the achievement of one or more Company financial or operational performance objectives established annually by the Board at the outset of each fiscal year; and that Mr. Brown's actual annual incentive bonus will decrease or increase, up to a maximum percentage of base salary, depending on the Company's actual performance compared to such objectives, in accordance with formulas provided in the agreement. The Company and Mr. Brown amended the agreement to raise the maximum percentage of base salary achievable from 75% to 100%, effective for 1996 and thereafter. A performance based annual compensation plan, which provides for a maximum bonus of 100% of salary for Mr. Brown, was approved by the stockholders at the 1997 Annual Meeting of stockholders. In December 1998, the Board approved, subject to obtaining any necessary approvals, increasing Mr. Brown's target bonus to 60% of base salary with a maximum bonus of 120% of salary.

The Company also has employment agreements with Messrs. Carter and McCloskey. Under their employment agreements with the Company, it is obligated to pay a base salary of at least $250,000 per annum and a target annual incentive bonus equal to 35% of base salary, all of which are subject to annual review by the Board. During 1997, the target annual incentive bonuses were set at 45% of base salary for Messrs. Carter, McCloskey and Walker beginning fiscal 1998.

The employment agreements, as amended, of Messrs. Brown, Carter and McCloskey provide that if such executive officer is terminated other than for death, disability, retirement, or cause, the executive officer will receive a lump-sum cash payment equal to the executive's then current annual salary or, in the case of Mr. Brown, his then current annual salary multiplied by the greater of two or the number of years left from the term of his employment agreement. If the employment of such executive officer is terminated following a change in control, he will receive, subject to any applicable payroll taxes required to be withheld, a lump-sum cash payment equal to the lesser of (i) two times (or in the case of Mr. Brown, 2.99 times) the sum of the executive's then current annual salary plus the amount of his bonus to which the executive was entitled and/or which he received for the fiscal year preceding the termination (or in the case of Mr. Brown, the most recently completed fiscal year for which a bonus was earned) and (ii) the maximum amount the Company can deduct as a compensation expense on its federal income tax return for the fiscal year in which the payment is made. In 1995, the Board approved a Severance Plan for Executive Vice Presidents (the "EVP Severance Plan") that applies to Executive Vice Presidents that do not have other severance arrangements with the Company and that are designated by the Compensation & Benefits Committee as entitled to the benefits of the plan. The benefits provided by the plan are substantially the same as those described above for Messrs. Carter and McCloskey. Mr. Walker is the only executive officer designated as entitled to the benefits of that plan.

On February 3, 1999, the employment agreements of Messrs. Brown, Carter and McCloskey and the EVP Severance Plan for Mr. Walker were amended (the "1999 Amendments") to provide that, if a change in control occurs during fiscal year 1999, (i) notwithstanding any other provisions of the SRIP to the contrary, each of their benefits under the SRIP shall be 52.5% of their respective final average monthly compensation and such benefit shall be fully accrued and fully vested effective upon the date of the change in control; (ii) the limitation described in clause (ii) of the preceding paragraph shall be inapplicable and Messrs. Brown, Carter, McCloskey and Walker will be entitled to receive all payments and benefits which would otherwise be payable if there were no such tax limitation; (iii) in the event any payments or benefits to which Messrs. Brown, Carter, McCloskey and Walker are entitled to as a result of a change in control in 1999 constitute "parachute payments" and, therefore, subject to excise tax under tax regulations, each of Messrs. Brown, Carter, McCloskey and Walker will receive a payment from the Company sufficient to pay such excise tax and all other taxes arising from the payments made by the Company; and (iv) if during the two year period after a change in control Messrs. Brown, Carter, McCloskey or Walker voluntarily terminates his employment with the Company, other than for a Good Reason (as defined in the 1999 Amendments), then each of them agrees not to compete with the Company for a period of one year following such termination. However, the forgoing provisions set forth in clauses (i), (ii), (iii) and (iv) of this paragraph shall automatically be canceled and of no further force or effect without further action if (A) a change in control does not occur in 1999, or (B) the transactions contemplated in the Merger Agreement entered into by the Company with Securitas and Purchaser are completed. The forgoing summary of the 1999 Amendments is qualified in its entirety to the full text thereof, copies of each have been filed previously with the SEC.

     The New Employment Agreements

In connection with the Offer, the Merger and the Merger Agreement, each of Messrs. Brown, Carter, McCloskey and Walker have entered into new employment agreements (collectively, the "New Employment Agreements") with the Company and Securitas. The New Employment Agreements will supersede the original employment agreements, as amended, of Messrs. Brown, Carter and McCloskey and the EVP Severance Plan, as amended, for Mr. Walker upon the time that Purchaser or Securitas purchases any of the Common Stock pursuant to the Offer (the "Effective Date").

The New Employment Agreements for Messrs. Brown, Carter, McCloskey and Walker (each an "Executive Officer") provide for a three year term beginning on the Effective Date. Mr. Brown will be employed as the Company's President and Chief Executive Officer, Mr. Carter will be employed as the Company's Executive Vice President, Mr. McCloskey will be employed as the Company's Executive Vice President and Chief Financial Officer and Mr. Walker will be employed as the Company's Executive Vice President, Operations. The New Employment Agreements for Messrs. Brown, Carter, McCloskey and Walker provide for an annual base salary of $705,495, $351,797, $321,435 and $373,252, respectively, to be reviewed annually. In addition to his base salary, for fiscal year 1999, each Executive Officer is eligible to receive annual incentive compensation determined in accordance with the Company's 1999 Annual Incentive Compensation Program. For subsequent fiscal years, each Executive Officer will be eligible to participate in a new annual incentive program to be developed by Securitas, with a target bonus equal to 45% (or in the case of Mr. Brown, 60%) of base salary and a maximum annual bonus opportunity equal to 200% of his target annual bonus. For all fiscal years after a subsequent Change in Control (as defined in each Executive Officer's New Employment Agreement), each Executive Officer will be entitled to receive no less than his target bonus. For fiscal years 1999 through 2001, Messrs. Brown, Carter, McCloskey and Walker are eligible to receive long-term incentive compensation with an aggregate target equal to $1,800,000, $792,000, $723,000 and $840,000, respectively, and a maximum long-
term incentive bonus for such fiscal years equal to 150% of his aggregate target amount. In the event of a subsequent Change in Control, each Executive Officer will be entitled to receive no less than his target long-term incentive bonus for fiscal years 1999 through 2001. At the Effective Date, each Executive Officer's existing benefits under the SRIP becomes 100% vested and accrued. The SRIP will entitle each Executive Officer to payments equal to 52.5% of his Final Average Monthly Compensation (as defined in the SRIP) (which Final Average Monthly Compensation is subject to certain floors for each Executive Officer, respectively) for a minimum of fifteen (15) years commencing upon his Normal Retirement Age in the Normal Benefit Form (as each such term is defined in the SRIP). The Company will continue to provide Mr. Brown with $3,000,000 of life insurance during the term of the agreement, with an annual Company-paid premium not to exceed $10,000 and will continue to provide Messrs. Carter, McCloskey and Walker with $1,500,000 of life insurance during the term of the agreement, with an annual Company-paid premium not to exceed $5,000. If an Executive Officer is involuntarily terminated without Cause (as defined in each Executive Officer's New Employment Agreement), he will receive a lump-sum cash payment equal to the sum of (x) his base salary plus target annual incentive compensation for the balance of the term of the agreement plus (y) his target long-term incentive compensation for fiscal years 1999 through 2001. If an Executive Officer's employment is terminated for Good Reason (as defined in each Executive Officer's New Employment Agreement), he receives the same benefits as if he were terminated without Cause, except that, his annual and long-term incentive compensation payable will be calculated on the basis of actual performance. In the event an Executive Officer's employment is terminated as a result of incapacity, he is entitled to the same benefits as if he had been terminated by the Company without Cause, reduced by any disability payments provided by the Company. If an Executive Officer's New Employment Agreement is terminated within twenty-four (24) months of the Effective Date either by the Company without Cause, by an Executive Officer under certain circumstances constituting Good Reason, or in the event that the Company or Securitas takes any action which would constitute Good Reason, but for which the Executive Officer does not terminate his employment, the Executive Officer is entitled to receive a gross-up payment to reimburse him for any and all excise tax liability under Sections 280G or 4999 of the Internal Revenue Code, as amended. Each Executive Officer's New Employment Agreement contains a covenant not to compete with the Company or interfere with its business relationships for one year following the end of the term of the agreement.

The forgoing summary of the New Employment Agreements is qualified in its entirety to the full text thereof, copies of each have been filed previously with the SEC.


                       REPORT ON EXECUTIVE COMPENSATION
                   BY THE COMPENSATION & BENEFITS COMMITTEE

The Company's Compensation & Benefits Committee was established in 1988 and is comprised of independent, non-employee members of the Board. The Committee meets on a regular basis during the fiscal year. This report describes the various components of the Company's executive compensation program and explains the basis on which 1998 compensation determinations were made by the Committee with respect to the Company's executive officers.

The role of the Compensation & Benefits Committee is to review and approve each element of the executive compensation program and assess the overall effectiveness and competitiveness of the program. In addition, the Committee administers the key provisions of the executive compensation program according to the objectives of the base salary program, annual incentive plan and long-term incentive plan, and administers the Company's stock incentive plans.

     Compensation Philosophy

The Committee strives to provide executive compensation policies and programs that:

  . Base executives' variable compensation opportunities on both Company and individual performance;

  . Attract, motivate and retain the executive talent needed to support, implement and reinforce the Company's strategic and business plans;

  . Provide total compensation opportunities to executives that are competitive to those of similarly sized companies in service industries; and

  . Align management's interests with those of shareholders through equity-based compensation and ownership guidelines.


Components of Executive Compensation for 1998

The total executive compensation package is comprised of base salary, annual bonus, long-term incentives and benefits including participation under the SRIP. The Committee's philosophy and administration of each major element is described below.

Base Salaries. Base salaries are targeted at the 50th percentile for comparable positions at similarly sized companies. To make this determination, the Committee refers to general and specific service industry compensation surveys. In determining salaries and future increases, the Committee also considers factors such as individual performance, departmental performance, current responsibilities and any changes, individual salary history and inflation. The Company believes that its current base salary structure is generally consistent with its base salary objectives.

Annual Incentive Plan. The objective of the annual incentive plan is to deliver competitive levels of compensation for the attainment of financial and other objectives that the Company believes are important. Target award levels are set such that the target level of annual cash compensation (i.e., base salary plus annual incentive award) is at the 50th percentile of the competitive market. Achievement above target levels can result in awards up to 200% of the target bonus. Target awards are expressed as a percentage of the executive's base salary. In 1997, the target bonuses of the Executive Vice Presidents and the Corporate Vice Presidents were 35% and 25% of annual base salary, respectively. In light of the Committee's objective to ensure that total annual cash compensation remain competitive and to permit annual incentive awards that could exceed the 50th percentile, the Committee has, effective the beginning of the 1998 fiscal year, increased the target bonuses for Executive Vice Presidents to 45% of annual base salary.

The annual incentive plan rewards Executive Vice Presidents and Corporate Vice Presidents for both Company performance and individual performance. Company performance is measured by pre-established net income goals of the Company. Other financial results may be considered in the future. Individual performance is measured by pre-established specific, measurable objectives. Of the target award, 75% is based on Company performance and 25% is based on individual performance.

Depending on actual performance of the Company and the individual, the actual bonus may range from 0% to 200% of the individual's target bonus. For the Company performance portion of the bonus to be paid, the Company must earn a certain minimum net income goal. Above such minimum goal, a range of 50% to 200% of the Company performance portion may be earned and a range of 0% to 200% of the individual performance portion may be earned, each depending on actual performance against the pre-established goals.

In determining what bonuses to pay in respect of 1998, the Committee in its discretion concluded that the individual portion of the annual incentive awards should be paid to all employees covered by the annual incentive program. In addition, in light of the extraordinary efforts being made by certain executives in connection with the Offer and the Merger, the Committee determined to award to a group of executives, which group includes the Executive Vice Presidents, special incentive awards payable upon completion of the Offer. The amounts of these incentive awards are included in the Summary Compensation Table and the notes thereto.

Long-term Incentive Plan. In 1995, the stockholders approved the Performance Plan pursuant to which executive and employee stock option grants are made. In 1994, the Committee approved a range of annual option grants for each employee grade eligible for options. Ranges were developed to deliver long-term compensation that, when added to annual cash compensation, would deliver a total compensation package at the 50th percentile of market. Actual grants are determined on the basis of individual performance and the dilutive effect of such grants.

On November 24, 1997, the Committee approved an additional front-loaded performance stock option grant ("Performance Options") under the Performance Plan to the CEO and Executive Vice Presidents. The purpose of the grant is to focus the CEO and Executive Vice Presidents on achieving pre-determined stock price goals within the next four years. Grants were made at the midpoint of the established ranges and are designed to deliver long-term incentive opportunity at the 50th percentile or higher of the market for the next four years. Performance Options have an exercise price equal to the fair market value of the underlying shares on the date of grant and will expire on December 31, 2004. Performance Options will vest no later than December 31, 2003 and may vest earlier if the stock price goals described below are achieved.

In the event that the Company's stock price trades for twenty consecutive trading days (the "Trading Period") at an average price of $29.87 or greater during a Trading Period ending or before December 31, 1999, 50% of the options (reduced by any previously vested options) will vest on the final day of such Trading Period. In the event that the Company's stock price trades at an average of $34.39 or greater during a Trading Period ending or before December 31, 2000, 75% of the options (reduced by any previously vested options) will vest on the final day of such Trading Period. In the event that the Company's stock price trades at an average of $39.59 or greater during a Trading Period ending or before December 31, 2001, 100% of the options (reduced by any previously vested options) will vest on the final day of such Trading Period.

The Committee will consider granting future options to the CEO and Executive Vice Presidents at the earlier date of: (1) achievement of the $39.59 stock price goal, or (2) four years from the date of the Performance Option grant. None of the price goals was reached during 1998 and, as a result, no additional options were granted to the Chief Executive Officer or any of the Executive Vice Presidents during 1998. Ms. Cerar was granted options during 1998 under the Company's annual grant program described above.

Stock Ownership Guidelines

To further align the interests of executives with stockholders, the Committee has established stock ownership guidelines that are designed to encourage the accumulation and retention of a significant portion of its equity by its executive officers. The guidelines require that each executive officer hold a minimum multiple of his or her base salary in Company equity by the end of the year 2002. The following guidelines are designed to be reasonably achievable within the stated time frame and under the current long-term incentive program:

          Position                                   Multiple of Base Salary
        -------------------------------------      -----------------------------------------
        CEO                                          4x
        Executive Vice Presidents                    3x
        Corporate Vice Presidents                    1x

Ownership guidelines can be satisfied with either stock held as a stockholder and/or effective shares held as a result of vested options under the long-term incentive plan (i.e., the embedded value of vested options). As of the end of fiscal year 1998, the executive officers held shares of Common Stock (including effective shares) valued at the following multiples of the base salary figures-reported in the summary compensation table: Mr. Brown (6.4x), Mr. Carter (2.4x), Mr. McCloskey (2.9x) and Mr. Walker (2.9x).

CEO Compensation

The Committee accepted the recommendation of the President and Chief Executive Officer that his base salary remain unchanged for 1999 but that he be entitled to an extra week's vacation per year. In addition, in view of the extraordinary efforts having been made by Mr. Brown in connection with the Offer and the Merger, the Committee determined to pay to Mr. Brown a special incentive award in the amount of $352,748 payable upon completion of the Offer. The amount of this incentive award is included in the Summary Compensation Table and the notes thereto. Finally, the Committee approved, subject to obtaining any necessary approvals, an increase in Mr. Brown's target bonus beginning with 1999 from 50% to 60% of base salary. All of these determinations were approved by the Board.

Deductibility of Compensation

Internal Revenue Code Section 162(m) ("Section 162(m)") does not allow the Company to take a tax deduction pertaining to certain types of compensation in excess of $1,000,000 paid to a covered employee as defined in Section 162(m) "Performance-based" compensation (as defined by Section 162(m)) is not subject to Section 162(m) limitations. The Company's current compensation levels and programs (excluding base salary) are "performance-based" and no compensation which is not performance based exceeds the $1,000,000 limit.

The Company will consider the impact of Section 162(m) in making compensation decisions for executive officers, but the Company makes no assurances that it will not pay compensation for which it cannot take a tax deduction. The Performance Plan and the annual incentive compensation plan for the President and Chief Executive Officer have been designed to constitute "performance-based" compensation. However, due to ambiguities in Section 162(m) and uncertainties regarding its interpretation, no assurances can be given that compensation intended to be "performance-based" compensation will in fact be deductible if it should, together with any other compensation paid to any Covered Employee, exceed $1,000,000.

Compensation & Benefits Committee

John A. Gavin, Chairman
James R. Mellor
J. Kevin Murphy
Robert H. Smith

                               PERFORMANCE GRAPH

The following graph illustrates the performance of the cumulative total return to the holders of the Common Stock in comparison to the cumulative total return (assuming dividend reinvestment) of companies on the Standard and Poor's 500 Stock Index and the Standard and Poor's Services (Commercial/Consumer) Index.

                                    Legend

      Symbol                 Index Description                12/93       12/94       12/95       12/96       12/97       12/98
--------------------------------------------------------------------------------------------------------------------------------
       PKT                   PINKERTON'S, INC.                 100         100         100         129         181         164
                               S&P 500 Stocks                  100         101         139         171         229         294
                                S&P Services                   100          92         124         128         175         177
                           (Commercial/Consumer)

Note:  Last trading day of the month is used.

                             [GRAPH APPEARS HERE]

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table and notes thereto set forth certain information regarding the beneficial ownership of Common Stock as of February 28, 1999, by all those known by the Company to be beneficial owners of more than five percent of its Common Stock, unless otherwise indicated.

           Name and Address                                Amount and Nature of           Percent of Common
         of Beneficial Owner                             Shares Beneficially Owned        Stock Outstanding
      --------------------------                       ----------------------------     ---------------------
  Securitas AB (1)................................              6,137,616                       41.8%
     70 Lindhagensplan
     P.O. Box 12307
     S-102 28 Stockholm
     Sweden

  Thomas W. Wathen (2)............................              3,759,010                       30.6%
     4330 Park Terrace Drive
     Westlake Village, California 91361

  Tweedy, Browne Company
     LLC/ TBK Partners, L.P./
     Vanderbilt Partners, L.P.(3).....................          1,363,181                      10.82%
     52 Vanderbilt Avenue
     New York, NY 10017

  Southeastern Asset Management,
     Inc./Longleaf Partners Small-Cap
     Fund (4).........................................            875,000                        7.1%
     6410 Poplar Avenue
     Suite 900
     Memphis, TN 38119

  SMALLCAP World Fund, Inc. (5)...................                810,000                        6.4%
     333 South Hope Street
     Los Angeles, CA 90071

____________
(1) By virtue of the Stock Option Agreement described in Item 1 above, Securitas may be deemed to be the beneficial owner of 2,437,079 shares of Common Stock. Additionally, by virtue of a Stockholders Agreement described in
    Item 1 above, Securitas may be deemed to be the beneficial owner of 3,700,537 of the shares of Common Stock beneficially owned by Mr. Wathen.

(2) Mr. Wathen is Chairman of the Board. The Thomas W. Wathen Charitable Remainder Unitrust 1999 (the "1999 Unitrust"), The Thomas W. Wathen Charitable Remainder Unitrust (the "Prior Unitrust"), The Wathen 1999 Annuity Trust (the "Annuity Trust") and the Thomas W. Wathen Foundation (the "Foundation") held of record 3,546,415 shares, 21,273 shares, 135,000 shares and 19,122 shares of Common Stock, respectively. The 1999 Unitrust is an irrevocable trust for which Mr. Wathen is the settlor and trustee; the Prior Unitrust is an irrevocable trust for which Mr. Wathen is the settlor, trustee and 6% income beneficiary; the Annuity Trust is an irrevocable trust for which Mr. Wathen is settlor and trustee and the Foundation is an irrevocable trust for which Mr. Wathen is the settlor and trustee. Mr. Wathen has sole voting and investment power with respect to all shares shown as beneficially owned. Also included are 36,750 shares of Common Stock issuable under options exercisable currently or within sixty days. 3,700,537 of theses shares may be deemed to be beneficially owned by Securitas. See Note (1) above.

(3) As of the latest available public filings. According to public filings, Tweedy, Browne Company LLC, TBK Partners, L.P. and Vanderbilt Partners L.P. disclaim membership in a "group" within the meaning of Section 13(d)(3) of the Exchange Act. According to public filings, Tweedy, Browne Company LLC, a broker-dealer and investment advisor registered with the Securities and Exchange Commission, has sole voting power over 1,177,317 of such shares and shared dispositive power over 1,363,181 of such shares, TBK Partners, L.P. has sole voting and dispositive power over 23,250 of such shares, and

    Vanderbilt Partners, L.P. has sole voting power over 18,150 of such shares and sole dispositive power over 23,250 of such shares.

(4) As of the latest available public filings. According to public filings, Southeastern Asset Management, Inc., an investment advisor registered under
    Section 203 of the Investment Advisers Act of 1940 ("SAMI"), may be deemed to be the beneficial owner of 875,000 shares of Common Stock in which case it has shared voting power over 875,000 of such shares, and shared dispositive powers over 875,000 of such shares. Pursuant to a joint filing with SAMI, Longleaf Partners Small-Cap Fund ("Longleaf"), Longleaf Partners Funds Trust, a Massachusetts business trust, is the beneficial owner of 875,000 shares of Common Stock. According to the joint filing, Longleaf has only shared power to vote or to dispose of such shares. Based on information available to the Company, SAMI is not an "Acquiring Person" pursuant to the Rights Agreement, dated as of July 21, 1991 (the "Rights Agreement"), by and between the Company and the Bank of New York, as successor rights agent, as amended, due to the timing of its purchases of shares. In addition, the Board as of February 17, 1999, pursuant to the Rights Agreement, designated the "Distribution Date," if any, with respect to SAMI's ownership of shares, as set forth in SAMI's most recent public filing, to be December 31, 1999, which date may be further extended by resolution of the Board at any time prior to December 31, 1999; provided, that if SAMI shall acquire additional Company common stock amounting to 1% or more of such shares outstanding, a new Stock Acquisition Date shall be deemed to have occurred upon the first public announcement thereof or upon the Company's earlier awareness thereof as described in the definition of "Stock Acquisition Date" in the Rights Agreement.

(5) As of the latest available public filings. According to public filings, SMALLCAP World Fund, Inc., an investment company registered under the Investment Company Act of 1940 which is advised by Capital Research and Management Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, has sole voting power over 810,000 of such shares. According to public filings, Capital Research and Management Company and its parent company, The Capital Group Companies, Inc., have disclaimed any beneficial ownership in such shares.

The following table and notes thereto set forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 19, 1999 by each of the current directors and nominees of the Company, the current executive officers named in the Summary Compensation Table, and by all directors and current executive officers of the Company as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them, subject to community property laws where applicable. A single asterisk denotes beneficial ownership of less than one percent.

                                                                              Amount and          Percent of
                Name or Number of                                          Nature of Shares      Common Stock
                Persons in Group                                          Beneficially Owned      Outstanding
                ----------------                                         ---------------------   -------------

                  Thomas W. Wathen....................................           3,759,010(1)            30.6%
                  Denis R. Brown......................................             525,124(2)             4.1%
                  C. Michael Carter...................................              98,125(3)               *
                  James P. McCloskey..................................             105,500(4)               *
                  Don W. Walker.......................................             135,491(5)               *
                  Laura J. Cerar......................................               7,499(6)               *
                  Peter H. Dailey.....................................              32,250(7)               *
                  John A. Gavin.......................................              25,500(6)               *
                  James R. Mellor.....................................              10,372(8)               *
                  Gerald D. Murphy....................................              80,109(9)               *
                  J. Kevin Murphy.....................................              29,900(10)              *
                  Robert H. Smith.....................................              30,000(11)              *
                  William H. Webster..................................              25,500(6)               *
                All directors and executive officers as a group
                 (19 persons).........................................           4,896,992(12)           36.6%

___________________
(1) See footnote (1) under the heading "Security Ownership of Certain Beneficial Owners."

(2) Includes 511,874 shares subject to options exercisable currently or within sixty days.

(3) Includes 96,000 shares subject to options exercisable currently or within sixty days.

(4) Includes 96,000 shares subject to options exercisable currently or within sixty days.

(5) Includes 114,000 shares subject to options exercisable currently or within sixty days.

(6) Consists of shares subject to options exercisable currently or within sixty days.

(7) Includes 30,750 shares subject to options exercisable currently or within sixty days.

(8) Includes 9,000 shares subject to options exercisable currently or within sixty days.

(9) Includes 79,055 shares subject to options exercisable currently or within sixty days.

(10) Includes 29,250 shares subject to options exercisable currently or within sixty days.

(11) Includes 25,500 shares subject to options exercisable currently or within sixty days. Mr. Smith has shared voting and investment power with respect to 4,500 of such shares.

(12) Includes 1,116,979 shares subject to options exercisable currently or within sixty days.

Item 13.  Certain Relationships and Related Transactions

Except as otherwise disclosed in this Form 10-K, the Company does not have any other relationships or transactions with the Board or the Company's management.



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and

          Reports on Form 8-K

(a) Index to Consolidated Financial Statements, Consolidated Financial Statement
    ----------------------------------------------------------------------------
    Schedules and Exhibits.
    ----------------------


                                                                            Page
                                                                            ----

1.  Consolidated Financial Statements

See Index to Consolidated Financial Statements included under Item 8.

2.  Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts...........................    61


All other schedules are omitted because they are not required, are not applicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

3.  Exhibit Index

The exhibits set forth below are filed as part of this Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the letter which follows the exhibit number indicates the document to which the reference is made.


  Exhibit
  Number                     Description
--------------------------------------------------------------------------------------------------------------------------------
  3.1    (h)                 Restated Certificate of Incorporation of the Company.
  3.2    (l)                 Amended and Restated By-Laws of the Company, and Amendment.
  4.1    (h)                 Specimen Common Stock Certificate.
  4.2    (c)                 Rights Agreement, dated July 12, 1991, between the Company and Bank of New York, as successor
                             Rights Agent.
  4.3                        Amendment to Rights Agreement, dated February 19, 1999, by and between the Company and The
                             Bank of New York.
  10.1   (d)                 1990 Stock Option Plan and all amendments.*
  10.2   (a)                 Note Purchase Agreement by and between the Company and The Travelers Insurance Company, The
                             Travelers Indemnity Company, The Equitable Life Assurance Society of the United States,
                             Equitable Variable Life Assurance Company, Tandem Life Insurance Company and The Equitable of
                             Colorado, Inc., dated as of June 14, 1990.
  10.3   (b)                 Form of Directors' and Officers' Indemnification Agreement.*
  10.4   (e)                 Master Lease by and between the Company and Trizec Properties, Inc., dated August 20, 1993 for World Support Center office.

  10.5   (f)          Employment Agreement by and between the Company and Denis R. Brown, dated April 20, 1994.*
         (f)          Personal Services Agreement by and between the Company and Thomas W. Wathen, dated February 10, 1994.*
  10.6   (g)          Amendment No. 1 dated June 15, 1994 to Employment Agreement between Denis R. Brown and the Company.*
  10.7   (h)          Amendment No. 2 dated February 15, 1995 to Employment Agreement between Denis R. Brown and the
                      Company.*
  10.8   (h)          Supplemental letter agreement regarding employment of C. Michael Carter dated December 9, 1994, with supplement dated February 15, 1995.*
  10.9   (h)          Supplemental letter agreement regarding employment of James P. McCloskey dated December 9, 1994, with supplement dated February 15, 1995.*
  10.10  (h)          1995 Pinkerton Performance and Equity Incentive Plan.*
  10.11  (i)          First Amendment to the 1995 Pinkerton Performance and Equity Incentive Plan.*
  10.12  (j)          Severance Plan for Executive Vice Presidents.*
  10.13  (j)          Severance Plan for Corporate Vice Presidents.*
  10.14  (j)          Revolving Credit Agreement dated as of November 21, 1995 among the Company, Pinkerton GmbH Holding,
                      Pinkerton North Atlantic Limited, the Financial Institutions named therein and Citicorp USA, Inc., as agent.
  10.15  (j)          Amendment dated November 21, 1995 to Pinkerton's, Inc. Note Purchase Agreement.
  10.16  (j)          Form of Stock Option Agreement under 1990 Stock Option Plan.*
  10.17  (j)          Form of Stock Option Agreement (Employee) Equity Incentive Plan.* under 1995 Pinkerton Performance and
  10.18  (j)          Form of Stock Option Agreement (Non-Employee Director) under 1995 Pinkerton Performance and Equity
                      Incentive Plan.*
  10.19  (k)          Amendment No. 4 dated July 1, 1996, to Employment Agreement between Denis R. Brown and the
                      Company.*
  10.20  (l)          Second Amendment to the 1995 Pinkerton Performance and Equity Incentive Plan.*
  10.21  (l)          Third Amendment to the 1995 Pinkerton Performance and Equity Incentive Plan.*
  10.22  (l)          Supplemental Retirement Income Plan, as restated, effective January 1, 1996.*
  10.23  (l)          First Amendment to Revolving Credit Agreement, dated as of December 1, 1996.
  10.24  (m)          Amendment No. 5 dated as of February 18, 1997, to the Employment Agreement between Denis R. Brown and the Company.*
  10.25  (n)          Second Amendment to Revolving Credit Agreement dated as of June 27, 1997.
  10.26  (o)          First Amendment to the January 1, 1996 Restatement of the Pinkerton's, Inc. Supplemental Retirement
                      Income Plan.*
  10.27  (o)          Modification and Restatement of Amendment No. 5 dated as of December 18, 1997, to the Employment
                      Agreement between the Company and Denis R. Brown.*
  10.28  (o)          Supplemental letter agreement dated December 5, 1997, regarding employment of C. Michael
                      Carter.*
  10.29  (o)          Supplemental letter agreement dated December 5, 1997, regarding employment of James P.
                      McCloskey.*
  10.30  (o)          Letter agreement dated February 11, 1998, relating to Mr. Walker's retirement between Don W. Walker and the Company benefits.*
  10.31  (o)          Fourth Amendment to the 1995 Pinkerton Performance and Equity Incentive Plan.*
  10.32  (o)          Form of Stock Option Agreement for Performance Accelerated Vesting Stock Option Program.*
  10.33  (p)          Fifth Amendment to 1995 Pinkerton Performance and Equity Incentive Plan.*
  10.34  (p)          Sixth Amendment to 1995 Pinkerton Performance and Equity Incentive Plan.*
  10.35  (q)          Lease for real property located at 4330 Park Terrace Drive, Westlake Village, California, by and
                      between Corporate Spectrum, LLC and the Company, dated June 25, 1998.
  10.36               Third Amendment to Revolving Credit Agreement, dated as of February 2, 1999.
  10.37   (r)         1999 Amendment to the Employment Agreement, dated as of February 3, 1999, between Denis R.
                      Brown and the Company.*
  10.38   (r)         1999 Amendment to the Employment Agreement, dated as of February 3, 1999, between C. Michael
                      Carter and the Company.*
  10.39   (r)         1999 Amendment to the Employment Agreement, dated as of February 3, 1999, between James P.
                      McCloskey and the Company.*
  10.40   (r)         1999 Agreement, dated as of February 3, 1999, between Don W. Walker and the Company.*
  10.41   (r)         1999 Severance Plan for Selected Participants.*

  10.42   (s)                Agreement and Plan of Merger, dated as of February 19, 1999, by and among the Company, Securitas and
                             Purchaser.
  10.43   (s)                Stockholders Agreement, dated as of February 19, 1999, by and among Securitas, Purchaser and certain stockholders of the Company.
  10.44   (s)                Stock Option Agreement, dated as of February 19, 1999, by and between the Company and Securitas.
  10.45   (s)                Employment Agreement, dated February 19, 1999, between Denis R. Brown and the Company.*
  10.46   (s)                Employment Agreement, dated February 19, 1999, between C. Michael Carter and the Company.*
  10.47   (s)                Employment Agreement, dated February 19, 1999, between James P. McCloskey and the Company.*
  10.48   (s)                Employment Agreement, dated February 19, 1999, between Don W. Walker and the Company.*
  10.49   (s)                Termination Agreement, dated February 19, 1999, by and among the Company, Securitas and Thomas W.
                             Wathen.
  13.1                       Independent Auditors' Report
  21.1                       List of Subsidiaries.
  23.1                       Consent of KPMG LLP.
  27.1                       Financial Data Schedule.

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

  (k)   Previously filed with Form 10-Q for Quarter ended September 6, 1996.

  (l)   Previously filed with Form 10-K for Fiscal Year ended December 27, 1996.

  (m)   Previously filed with Form 10-Q for Quarter ended June 13, 1997.

  (n)   Previously filed with Form 10-Q for Quarter ended September 5, 1997.

  (o)   Previously filed with Form 10-K for Fiscal Year ended December 26, 1997.

  (p)   Previously filed with Form 10-Q for the Quarter ended June 12, 1998.

  (q)   Previously filed with Form 10-Q for the Quarter ended September 4, 1998.

  (r)   Previously filed with the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated
        February 26, 1999.

  (s)   Previously filed with Securitas' and Purchaser's Tender Offer Statement on Schedule 14D-1, dated
        February 26, 1999.

  * Denotes management contract or compensatory plan or arrangement.

  (b)  Reports on Form 8-K.
       -------------------

       None.

  (c)        Exhibits.
             ---------

             Refer to (a) 3 above.

  (d)        Financial Statements and Schedules.
             -----------------------------------

       Refer to (a)1 and (a) 2 above.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PINKERTON'S, INC.

Date:  March 25, 1999         By:  /s/ C. Michael Carter
                                   ---------------------------------------
                                              C. Michael Carter
                                          Executive Vice President,
                                   General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                 SIGNATURE                                                    TITLE                                      DATE
                 ---------                                                    -----                                ---------------

 /S/  DENIS R. BROWN                                                   President and Chief                          March 25, 1999
--------------------------------------------                       Executive Officer, Director
      Denis R. Brown                                              (Principal Executive Officer)

 /S/  JAMES P. MCCLOSKEY                                            Executive Vice President                        March 25, 1999
--------------------------------------------                       and Chief Financial Officer
      James P. McCloskey                                          (Principal Financial Officer)

 /S/  GREGG S. LAMB                                                   Worldwide Controller                          March 25, 1999
--------------------------------------------                     (Principal Accounting Officer)
      Gregg S. Lamb

 /S/  PETER H. DAILEY                                                       Director                                March 25, 1999
--------------------------------------------
      Peter H. Dailey

 /S/  JOHN A. GAVIN                                                         Director                                March 25, 1999
--------------------------------------------
      John A. Gavin

 /S/  JAMES R. MELLOR                                                       Director                                March 25, 1999
--------------------------------------------
      James R. Mellor

 /S/  GERALD D. MURPHY                                                      Director                                March 25, 1999
--------------------------------------------
      Gerald D. Murphy

 /S/  J. KEVIN MURPHY                                                       Director                                March 25, 1999
--------------------------------------------
      J. Kevin Murphy

 /S/  ROBERT H. SMITH                                                       Director                                March 25, 1999
--------------------------------------------
      Robert H. Smith

 /S/  THOMAS W. WATHEN                                                      Director                                March 25, 1999
--------------------------------------------
      Thomas W. Wathen

 /S/  WILLIAM H. WEBSTER                                                    Director                                March 25, 1999
--------------------------------------------
      William H. Webster

                                                                     SCHEDULE II



                       PINKERTON'S, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



                                                                           Additions
                                                            -------------------------------------
                                         Balance at         Charged to         Charged to
                                         beginning of       costs and          other                                    Balance at
               Description               year               expenses           accounts (1)       Deductions (2)        end of year
-----------------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful receivables:

Year ended December 25, 1998                $2,948            $1,145             $  641              $1,531              $3,203

Year ended December 26, 1997                 2,572               885                598               1,107               2,948

Year ended December 27, 1996                 2,881             1,635              1,069               3,013               2,572

-----------------------------------------------------

(1) Amount represents recoveries of accounts receivable previously written off and opening reserve balances for businesses acquired during the year.

(2) Amount represents accounts receivable written off.

Exhibit Index

The exhibits set forth below are filed as part of this Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the letter which follows the exhibit number indicates the document to which the reference is made.


Exhibit
Number                                  Description
--------------------------------------------------------------------------------------------------------------------------------
3.1   (h)                      Restated Certificate of Incorporation of the Company.
3.2   (l)                      Amended and Restated By-Laws of the Company, and Amendment.
4.1   (h)                      Specimen Common Stock Certificate.
4.2   (c)                      Rights Agreement, dated July 12, 1991, between the Company and Bank of New York, as successor Rights Agent.
4.3                            Amendment to Rights Agreement, dated February 19, 1999, by and between the Company and The Bank of New York.
10.1  (d)                      1990 Stock Option Plan and all amendments.*
10.2  (a)                      Note Purchase Agreement by and between the Company and The Travelers Insurance
                               Company, The Travelers Indemnity Company, The Equitable Life Assurance Society of the
                               United States, Equitable Variable Life Assurance Company, Tandem Life Insurance Company
                               and The Equitable of Colorado, Inc., dated as of June 14, 1990.
10.3  (b)                      Form of Directors' and Officers' Indemnification Agreement.*
10.4  (e)                      Master Lease by and between the Company and Trizec Properties, Inc., dated August 20,
                               1993 for World Support Center office.
10.5  (f)                      Employment Agreement by and between the Company and Denis R. Brown, dated April 20, 1994.*
      (f)                      Personal Services Agreement by and between the Company and Thomas W. Wathen, dated
                               February 10, 1994.*
10.6  (g)                      Amendment No. 1 dated June 15, 1994 to Employment Agreement between Denis R.
                               Brown and the Company.*
10.7  (h)                      Amendment No. 2 dated February 15, 1995 to Employment Agreement between Denis R.
                               Brown and the Company.*
10.8  (h)                      Supplemental letter agreement regarding employment of C. Michael Carter dated December 9,
                               1994, with supplement dated February 15, 1995.*
10.9  (h)                      Supplemental letter agreement regarding employment of James P. McCloskey dated December 9,
                               1994, with supplement dated February 15, 1995.*
10.10 (h)                      1995 Pinkerton Performance and Equity Incentive Plan.*
10.11 (i)                      First Amendment to the 1995 Pinkerton Performance and Equity Incentive Plan.*
10.12 (j)                      Severance Plan for Executive Vice Presidents.*
10.13 (j)                      Severance Plan for Corporate Vice Presidents.*
10.14 (j)                      Revolving Credit Agreement dated as of November 21, 1995 among the Company, Pinkerton
                               GmbH Holding, Pinkerton North Atlantic Limited, the Financial Institutions named therein and Citicorp USA, Inc., as agent.
10.15 (j)                      Amendment dated November 21, 1995 to Pinkerton's, Inc. Note Purchase Agreement.
10.16 (j)                      Form of Stock Option Agreement under 1990 Stock Option Plan.*
10.17 (j)                      Form of Stock Option Agreement (Employee) under 1995 Pinkerton Performance and Equity
                               Incentive Plan.*
10.18 (j)                      Form of Stock Option Agreement (Non-Employee Director) under 1995 Pinkerton Performance and
                               Equity Incentive Plan.*
10.19 (k)                      Amendment No. 4 dated July 1, 1996, to Employment Agreement between Denis R. Brown and the Company.*
10.20 (l)                      Second Amendment to the 1995 Pinkerton Performance and Equity Incentive Plan.*
10.21 (l)                      Third Amendment to the 1995 Pinkerton Performance and Equity Incentive Plan.*
10.22 (l)                      Supplemental Retirement Income Plan, as restated, effective January 1, 1996.*
10.23 (l)                      First Amendment to Revolving Credit Agreement, dated as of December 1, 1996.
10.24 (m)                      Amendment No. 5 dated as of February 18, 1997, to the Employment Agreement between
                               Denis R. Brown and the Company.*
10.25 (n)                      Second Amendment to Revolving Credit Agreement dated as of June 27, 1997.

10.26   (o)                    First Amendment to the January 1, 1996 Restatement of the Pinkerton's, Inc. Supplemental
                               Retirement Income Plan.*
10.27   (o)                    Modification and Restatement of Amendment No. 5 dated as of December 18, 1997, to the
                               Employment Agreement between the Company and Denis R. Brown.*
10.28   (o)                    Supplemental letter agreement dated December 5, 1997, regarding employment of C. Michael
                               Carter.*
10.29   (o)                    Supplemental letter agreement dated December 5, 1997, regarding employment of James P.
                               McCloskey.*
10.30   (o)                    Letter agreement dated February 11, 1998, between Don W. Walker and the Company relating to Mr. Walker's retirement benefits.*
10.31   (o)                    Fourth Amendment to the 1995 Pinkerton Performance and Equity Incentive Plan.*
10.32   (o)                    Form of Stock Option Agreement for Performance Accelerated Vesting Stock Option
                               Program.*
10.33   (p)                    Fifth Amendment to 1995 Pinkerton Performance and Equity Incentive Plan.*
10.34   (p)                    Sixth Amendment to 1995 Pinkerton Performance and Equity Incentive Plan.*
10.33   (p)                    Fifth Amendment to 1995 Pinkerton Performance and Equity Incentive Plan.*
10.34   (p)                    Sixth Amendment to 1995 Pinkerton Performance and Equity Incentive Plan.*
10.35   (q)                    Lease for real property located at 4330 Park Terrace Drive, Westlake Village, California, by
                               and between Corporate Spectrum, LLC and the Company, dated June 25, 1998.
10.36                          Third Amendment to Revolving Credit Agreement, dated as of February 2, 1999.
10.37   (r)                    1999 Amendment to the Employment Agreement, dated as of February 3, 1999, between
                               Denis R. Brown and the Company.*
10.38   (r)                    1999 Amendment to the Employment Agreement, dated as of February 3, 1999, between C.
                               Michael Carter and the Company.*
10.39   (r)                    1999 Amendment to the Employment Agreement, dated as of February 3, 1999, between
                               James P. McCloskey and the Company.*
10.40   (r)                    1999 Agreement, dated as of February 3, 1999, between Don W. Walker and the Company.*
10.41   (r)                    1999 Severance Plan for Selected Participants.*
10.42   (s)                    Agreement and Plan of Merger, dated  as of February 19, 1999, by and among the Company
                               Securitas and Purchaser.
10.43   (s)                    Stockholders Agreement, dated as of February 19 1999, by and among Securitas, Purchaser and certain stockholders of the Company.
10.44   (s)                    Stock Option Agreement, dated as of February 19, 1999, by and between the Company and
                               Securitas.
10.45   (s)                    Employment Agreement, dated February 19, 1999, between Denis R. Brown and the
                               Company.*
10.46   (s)                    Employment Agreement, dated February 19, 1999, between C. Michael Carter and the
                               Company.*
10.47   (s)                    Employment Agreement, dated February 19, 1999, between James P. McCloskey and the
                               Company.*
10.48   (s)                    Employment Agreement, dated February 19, 1999, between Don W. Walker and the
                               Company.*
10.49   (s)                    Termination Agreement, dated February 19, 1999, by and among the Company, Securitas and
                               Thomas W. Wathen.
13.1                           Independent Auditors' Report
21.1                           List of Subsidiaries.
23.1                           Consent of KPMG LLP.
27.1                           Financial Data Schedule.


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

(k)     Previously filed with Form 10-Q for Quarter ended September 6, 1996.

(l)     Previously filed with Form 10-K for Fiscal Year ended December 27, 1996.

(m)     Previously filed with Form 10-Q for Quarter ended June 13, 1997.

(n)     Previously filed with Form 10-Q for Quarter ended September 5, 1997.

(o)     Previously filed with Form 10-K for Fiscal Year ended December 26, 1997.

(p)     Previously filed with Form 10-Q for the Quarter ended June 12, 1998.

(q)     Previously filed with Form 10-Q for the Quarter ended September 4, 1998.

(r)     Previously filed with the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated
        February 26, 1999.

(s)     Previously filed with Securitas' and Purchaser's Tender Offer Statement on Schedule 14D-1, dated
        February 26, 1999.

*    Denotes management contract or compensatory plan or arrangement.